Form 10-Q
period 2000-09-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2000-11-14
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                           COMMISSION FILE NUMBER  000-30277
                                                  -----------

                         SERVICEWARE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                        DELAWARE                                                            25-1647861
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                    333 ALLEGHENY AVENUE
                         OAKMONT, PA                                                          15139
         (Address of Principal Executive Offices)                                           (Zip Code)


       Registrant's Telephone Number, Including Area Code: (412) 826-1158


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares of the registrant's common stock outstanding as of the close of business on November 5, 2000 was 24,289,899.

                          ServiceWare Technologies, Inc.
                                   Form 10-Q
                               September 30, 2000

                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----

ITEM 1.  Consolidated Financial Statements (Unaudited)

         .   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.............    3

         .   Consolidated Statements of Operations for the three and nine months
             ended September 30, 2000 and 1999......................................................    4

         .   Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2000 and the three months ended September 30, 2000.......................  5-6

         .   Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and September 30, 1999........................................    7

         .   Notes to Consolidated Financial Statements.............................................    8

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..   12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.............................   26


PART II. OTHER INFORMATION

ITEM 2.  Change in Securities and Use of Proceeds...................................................   26

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................   27

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except per share amounts                                        September 30, 2000      December 31, 1999
                                                                                      ------------------      -----------------
                                                                                         (unaudited)

ASSETS
Current assets
  Cash and cash equivalents                                                               $ 32,609                $  6,623
  Accounts receivable, less allowance for doubtful accounts of
   $360 as of September 30, 2000 and $312 in 1999                                            7,447                   3,283
  Other current assets                                                                       2,020                     457
                                                                                          --------                --------
Total current assets                                                                        42,076                  10,363
Long term assets
  Purchased technology, net of amortization of $705 as of
   September 30, 2000 and $259 in 1999                                                       1,077                   1,518
  Property and equipment
    Office furniture, equipment, and leasehold improvements                                  1,366                   1,162
    Computer equipment                                                                       5,272                   3,470
                                                                                          --------                --------
    Total property and equipment                                                             6,638                   4,630
    Less accumulated depreciation                                                           (3,650)                 (2,635)
                                                                                          --------                --------
    Property and equipment, net                                                              2,988                   1,995
  Intangible assets, net of accumulated amortization of $5,997
    as of September 30, 2000 and $2,204 in 1999                                              8,911                  12,696
  Long term receivables                                                                      1,100                      --
  Other long term assets                                                                       222                     162
                                                                                          --------                --------
Total long term assets                                                                      14,298                  16,371
                                                                                          --------                --------
Total assets                                                                              $ 56,374                $ 26,734
                                                                                          ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Revolving line of credit                                                                $     --                $  1,250
  Accounts payable                                                                           1,547                     427
  Accrued compensation and benefits                                                          1,639                   1,325
  Deferred revenue - licenses and subscriptions                                              4,787                   7,056
  Deferred revenue - services                                                                3,305                   2,030
  Other current liabilities                                                                  1,917                   1,036
                                                                                          --------                --------
Total current liabilities                                                                   13,195                  13,124
                                                                                          --------                --------
Long term debt, less current portion                                                           301                   2,931
Long term deferred revenue - licenses and subscriptions                                        785                      --
Long term deferred revenue - services                                                          315                      --
Other long term liabilities                                                                      2                      18
                                                                                          --------                --------
Total liabilities                                                                           14,598                  16,073
Shareholders' equity
  Series A convertible preferred stock, 0 shares authorized, issued and outstanding in 2000, $1 par in 1999; 244 shares authorized,
    issued and outstanding in 1999                                                              --                     348
  Series B convertible preferred stock, 0 shares authorized, issued and outstanding in 2000, $1 par in 1999; 1,059 shares authorized,
    issued and outstanding in 1999                                                              --                   1,978
  Series C convertible preferred stock, 0 shares authorized, issued and outstanding in 2000, $1 par in 1999; 1,111 shares authorized,
    issued and outstanding in 1999                                                              --                   1,721
  Series D convertible preferred stock, 0 shares authorized, issued and outstanding in 2000, $1 par in 1999; 2,400 shares authorized,
    issued and outstanding in 1999                                                              --                   7,953
  Series E convertible preferred stock, 0 shares authorized, issued and outstanding in 2000, $1 par in 1999; 3,000 shares authorized, 2,648
    issued and outstanding in 1999                                                              --                   9,930
  Common stock, $0.01 par in 2000; 100,000 shares authorized, 24,290 shares issued and outstanding in 2000; no par in 1999; 25,000 shares
    authorized and 6,281 shares issued and outstanding in 1999                                 243                      --
  Additional paid in capital                                                                74,132                   5,264
  Treasury stock                                                                               (39)                     --
  Deferred compensation                                                                     (2,146)                     --
  Warrants                                                                                   1,379                     857
  Note receivable from common shareholders                                                  (2,510)                   (200)
  Accumulated other comprehensive loss - Currency translation account                           (2)                     --
  Retained deficit                                                                         (29,281)                (17,190)
                                                                                          --------                --------
Total shareholders' equity                                                                  41,776                  10,661
                                                                                          --------                --------
Total liabilities and shareholders' equity                                                $ 56,374                $ 26,734
                                                                                          ========                ========


See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands, except per share amounts
(Unaudited)


                                                      Quarter ended September 30,         Nine months ended September 30,
                                                      ---------------------------         -------------------------------
                                                        2000               1999               2000               1999
                                                      --------           --------           --------           --------
REVENUES
  Licenses and subscriptions                          $  6,534           $  3,137           $ 17,711           $  8,637
  Services                                               1,825              1,223              5,291              2,842
                                                      --------           --------           --------           --------
Total revenues                                           8,359              4,360             23,002             11,479
                                                      --------           --------           --------           --------
COST OF REVENUES
  Cost of licenses and subscriptions                       418                277              1,304                514
  Cost of services                                       2,330              1,010              6,262              2,398
                                                      --------           --------           --------           --------
Total cost of revenues                                   2,748              1,287              7,566              2,912
                                                      --------           --------           --------           --------
GROSS MARGIN                                             5,611              3,073             15,436              8,567

OPERATING EXPENSES
  Sales and marketing                                    5,074              3,271             14,623              8,631
  Research and development                               2,071              1,932              6,504              4,995
  General and administrative                               697                661              1,954              1,527
  Intangible assets amortization                         1,266                943              3,793                943
  Stock based compensation                                 129                 --                674                 --
                                                      --------           --------           --------           --------
Total operating expenses                                 9,237              6,807             27,548             16,096
                                                      --------           --------           --------           --------
LOSS FROM OPERATIONS                                    (3,626)            (3,734)           (12,112)            (7,529)
OTHER INCOME (EXPENSE)
  Interest expense                                        (129)               (58)              (362)              (151)
  Other (net)                                              190                 29                383                 18
                                                      --------           --------           --------           --------
Other income (expense), net                                 61                (29)                21               (133)
                                                      --------           --------           --------           --------
NET LOSS                                                (3,565)            (3,763)           (12,091)            (7,662)
Less preferred dividend amounts                             --                 --                 --                (94)
                                                      --------           --------           --------           --------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            $ (3,565)          $ (3,763)          $(12,091)          $ (7,756)
                                                      ========           ========           ========           ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED          $  (0.26)          $  (0.64)          $  (1.28)          $  (1.52)
                                                      ========           ========           ========           ========

SHARES USED IN COMPUTING PER SHARE AMOUNTS              13,853              5,891              9,442              5,090
                                                      ========           ========           ========           ========


See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Amounts in thousands, except per share amounts
(Unaudited)


                                                                                   Convertible Preferred Stock
                                                       Series A                 Series B                  Series C
                                                   ----------------         -----------------        ------------------
                                                   Shares    Amount         Shares     Amount        Shares      Amount
                                                   ------    ------         ------     ------        ------      ------

Balance at December 31, 1999                        243     $    348        1,059     $  1,978        1,111     $  1,721
Issuance of Series F Convertible
 Preferred stock, net of $33 issuance costs          --           --           --           --           --           --
Exercise of stock options                            --           --           --           --           --           --
Stock based compensation                             --           --           --           --           --           --
Amortization of stock based compensation             --           --           --           --           --           --
Issuance of warrants                                 --           --           --           --           --           --
Amortization of warrants                             --           --           --           --           --           --
Net loss                                             --           --           --           --           --           --
                                                   ---------------------------------------------------------------------
Balance at June 30, 2000                            243     $    348        1,059     $  1,978        1,111     $  1,721
Issuance costs in conjunction with Series F          --           --           --           --           --           --
Stock issuance for Initial Public Offering           --           --           --           --           --           --
Dividends paid                                       --          (98)          --         (478)          --           --
Conversion of Preferred stock                      (243)        (250)      (1,059)      (1,500)      (1,111)      (1,721)
Reclassify par value of common stock                 --           --           --           --           --           --
Exercise of stock options                            --           --           --           --           --           --
Amortization of stock based compensation             --           --           --           --           --           --
Exercise of warrants                                 --           --           --           --           --           --
Amortization of warrants                             --           --           --           --           --           --
Repurchase of common stock                           --           --           --           --           --           --

Accumulated other comprehensive loss -
   Currency translation adjustment                   --           --           --           --           --           --

Net loss                                             --           --           --           --           --           --
                                                   ---------------------------------------------------------------------
Balance at September 30, 2000                        --     $     --           --     $     --           --     $     --



                                                      Series D                  Series E                 Series F
                                                 ------------------        ------------------        ------------------
                                                 Shares      Amount        Shares      Amount        Shares      Amount
                                                 ------      ------        ------      ------        ------      ------

Balance at December 31, 1999                      2,400     $  7,953        2,648     $  9,930           --           --
Issuance of Series F Convertible
 Preferred stock, net of $33 issuance costs          --           --           --           --        1,325     $ 10,567
Exercise of stock options                            --           --           --           --           --           --
Stock based compensation                             --           --           --           --           --           --
Amortization of stock based compensation             --           --           --           --           --           --
Issuance of warrants                                 --           --           --           --           --           --
Amortization of warrants                             --           --           --           --           --           --
Net loss                                             --           --           --           --           --           --
                                                   ---------------------------------------------------------------------
Balance at June 30, 2000                          2,400     $  7,953        2,648     $  9,930        1,325     $ 10,567
Issuance costs in conjunction with Series F          --           --           --           --           --          (11)
Stock issuance for Initial Public Offering           --           --           --           --           --           --
Dividends paid                                       --           --           --           --           --           --
Conversion of Preferred stock                    (2,400)      (7,953)      (2,648)      (9,930)      (1,325)     (10,556)
Reclassify par value of common stock                 --           --           --           --           --           --
Exercise of stock options                            --           --           --           --           --           --
Amortization of stock based compensation             --           --           --           --           --           --
Exercise of warrants                                 --           --           --           --           --           --
Amortization of warrants                             --           --           --           --           --           --
Repurchase of common stock                           --           --           --           --           --           --

Accumulated other comprehensive loss -
   Currency translation adjustment                   --           --           --           --           --           --

Net loss                                             --           --           --           --           --           --
                                                   ---------------------------------------------------------------------
Balance at September 30, 2000                        --     $     --           --     $     --           --     $     --
                                                   =====================================================================


See accompanying notes to the financial statements.

Amounts in thousands, except per share amounts
(Unaudited)


                                                          Common stock            Additional
                                                     ----------------------         paid in         Treasury           Deferred
                                                     Shares        Amount           Capital           stock          compensation
                                                     ------        ------           -------           -----          ------------

Balance at December 31, 1999                          6,389        $     --        $  5,264         $     --         $     --
Issuance of Series F Convertible
 Preferred stock, net of $33 issuance costs              --              --              --               --               --
Exercise of stock options                             1,151              --           2,539               --               --
Stock based compensation                                 --              --           2,532               --           (2,532)
Amortization of stock based compensation                 --              --              --               --              544
Issuance of warrants                                     --              --              --               --             (427)
Amortization of warrants                                 --              --              --               --               43
Net loss                                                 --              --              --               --               --

                                                     ----------------------------------------------------------------------------
Balance at June 30, 2000                              7,540        $     --        $ 10,335               --         $ (2,372)
Issuance costs in conjunction with Series F              --              --              --               --               --
Stock issuance for Initial Public Offering            5,175              --          31,635               --               --
Dividends paid                                          670               7             412               --               --
Conversion of Preferred stock                        10,822              --          31,910               --               --
Reclassify par value of common stock                     --             229            (229)              --               --
Exercise of stock options                                83               7              69               --               --
Amortization of stock based compensation                 --              --              --               --              129
Exercise of warrants                                     --              --              --               --              (95)
Amortization of warrants                                 --              --              --               --              192
Repurchase of common stock                               --              --              --              (39)              --


Accumulated other comprehensive loss -
   Currency translation adjustment                       --              --              --               --               --


Net loss                                                 --              --              --               --               --

                                                     ----------------------------------------------------------------------------
Balance at September 30, 2000                        24,290        $    243        $ 74,132         $    (39)        $ (2,146)
                                                     ============================================================================




                                                                                   Accumulated
                                                                 Note receivable     other                              Total
                                                                   from common    comprehensive                      Shareholders'
                                                   Warrants       shareholders        income           Deficit          Equity
                                                   --------       ------------        ------           -------          ------

Balance at December 31, 1999                       $    857         $   (200)        $     --         $(17,190)        $ 10,661
Issuance of Series F Convertible
 Preferred stock, net of $33 issuance costs              --               --               --               --           10,567
Exercise of stock options                                --           (2,348)              --               --              191
Stock based compensation                                 --               --               --               --               --
Amortization of stock based compensation                 --               --               --               --              544
Issuance of warrants                                    427               --               --               --               --
Amortization of warrants                                 --               --               --               --               43
Net loss                                                 --               --               --           (8,526)          (8,526)

                                                   -------------------------------------------------------------------------------
Balance at June 30, 2000                           $  1,284         $ (2,548)        $     --         $(25,716)        $ 13,480
Issuance costs in conjunction with Series F              --               --               --               --              (11)
Stock issuance for Initial Public Offering               --               --               --               --           31,635
Dividends paid                                           --               --               --               --             (157)
Conversion of Preferred stock                            --               --               --               --               --
Reclassify par value of common stock                     --               --               --               --               --
Exercise of stock options                                --               --               --               --               76
Amortization of stock based compensation                 --               --               --               --              129
Exercise of warrants                                     95               --               --               --               --
Amortization of warrants                                 --               --               --               --              192
Repurchase of common stock                               --               38               --               --               (1)
                                                                                                                       --------
Accumulated other comprehensive loss -
   Currency translation adjustment                       --               --               (2)              --               (2)
                                                                                                                       --------
Net loss                                                 --               --               --           (3,565)          (3,565)
                                                   -------------------------------------------------------------------------------
Balance at September 30, 2000                      $  1,379         $ (2,510)        $     (2)        $(29,281)        $ 41,776
                                                   ===============================================================================


See accompanying notes to the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands, except per share amounts
(Unaudited)


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                               2000                 1999
                                                                             --------              -------

Cash flows from operating activities
Net loss                                                                     $(12,091)            $ (7,662)
Adjustments to reconcile net loss to net cash used in operations:
   Depreciation and amortization                                                5,537                1,899
   Stock based compensation                                                       674                   --
   Changes in operating assets and liabilities, net of effects from purchase of Molloy Group:
         Accounts receivable                                                   (5,264)                 643
         Other assets                                                          (1,637)                 118
         Accounts payable                                                       1,120                 (826)
         Accrued compensation                                                     314                  462
         Other liabilities                                                        878                 (613)
         Deferred revenue                                                         105                 (134)
                                                                             --------             --------
Net cash used in operating activities                                         (10,366)              (6,113)
                                                                             --------             --------
Cash flows from investing activities
Property and equipment acquisitions                                            (2,055)                (548)
Payments for purchase of Molloy Group, net of cash acquired                        --                 (346)
                                                                             --------             --------
Net cash provided by investing activities                                      (2,055)                (894)
                                                                             --------             --------
Cash flows from financing activities
Repayments of principal of capital lease obligation                              (101)                (176)
Repayments of principal of term loan                                           (2,500)                (687)
Repayments of principal of line of credit                                      (2,250)                  --
Repayments of principal of equipment line                                         (43)                (143)
Repayments of principal of bridge loans                                            --               (1,800)
Proceeds from borrowings                                                        1,000                  400
Proceeds from bridge loans                                                         --                1,800
Proceeds from stock options issuances                                             269                   14
Net proceeds from Series D and F Preferred stock issuance                      10,556                8,729
Net proceeds from initial public offering                                      31,635                   --
Dividends paid                                                                   (157)                  --
                                                                             --------             --------
Net cash provided by financing activities                                      38,409                8,137

Effect of exchange rate changes on cash                                            (2)                  --
                                                                             --------             --------
Increase in cash and cash equivalents                                          25,986                1,130

Cash and cash equivalents at beginning of period                                6,623                  891
                                                                             --------             --------
Cash and cash equivalents at end of period                                   $ 32,609             $  2,021
                                                                             ========             ========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                     $    345             $    151
                                                                             ========             ========


See accompanying notes to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

Note 1.  Organization of the Company

ServiceWare Technologies, Inc. (the "Company") is a leading provider of software and content solutions that businesses use to provide an Internet-based e-service platform to their customers, partners, suppliers and employees. The Company's eService Suite includes software and content products which enable its customers to develop and manage a knowledge base of service-related information. Its solutions also permit the dissemination of knowledge through multiple communication channels, such as telephone, e-mail, chat and Web-based self-service. Additionally, its Internet-based knowledge portal, RightAnswers.com(TM), enables customers to access a continuously updated knowledge base of content obtained from leading technology companies as well as the Company's internally produced knowledge content. The Company also offers integration, training, consulting and maintenance services that enable its customers to realize the benefits of its eService Suite.

         The Company's products (the "Products") include:

         eService Architect. The eService Architect provides a robust set of knowledge tools that allows customers' subject matter experts and system administrators to administer, design, manage and maintain knowledge bases.

         eService Professional. The eService Professional provides a Web-based application interface for use by customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base as well as capture and revise additional knowledge.

         eService Site. The eService Site allows customers to provide Web-based self-service to their end-users.

         RightAnswers.com. RightAnswers.com is an Internet-based knowledge portal that enables customers to access a continuously updated database of problem-solution pairs in a cost effective and timely manner. RightAnswers.com is also sold in a CD-ROM version.

The Products were not marketed in their current form prior to 2000. eService Architect, eService Professional and eService Site are derived from Knowledge Bridge, which was a product of the Molloy Group prior to its acquisition by the Company in July 1999, and includes the functionality of Knowledge-Pak Architect and Knowledge-Pak Viewer, which were products of the Company. The predecessor of RightAnswers.com was sold on CD-ROM as Knowledge-Pak Desktop Suite. Knowledge-Pak Desktop Suite was often sold together with Knowledge-Pak Architect and Knowledge-Pak Viewer. All of these various products have been integrated in the eService Suite.

Unaudited Interim Financial Information

The accompanying unaudited balance sheet as of September 30, 2000 and related consolidated statements of operations and cash flows for the nine months ended September 30, 2000 and 1999, and the unaudited consolidated statement of shareholders' equity for the nine months ended September 30, 2000 have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

The Company's revenue recognition policy is governed by Statement of Position
(SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives its revenues from licenses and subscriptions for its Products sold directly to end-users and indirectly through distributors as well as from the provision of related services, including installation and training, consulting, customer support and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed or determinable, and collection of the amount due from the customer is deemed probable. Additionally, in sales contracts that have multi-element arrangements, the Company recognizes revenue using the residual method. The total fair value of the undelivered elements as indicated by vendor-specific objective evidence (price charged when the undelivered element is sold individually) is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Additional revenue recognition criteria by revenue type are listed below.

Licenses and subscriptions revenues

Licenses and subscriptions revenues include fees for perpetual licenses and periodic subscription licenses. The Company recognizes revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multi-element arrangement using the residual method. The Company recognizes revenues on periodic subscription licenses over the subscription term. Product returns and sales allowances (which have not been significant through September 30, 2000) are estimated and provided for at the time of sale.

Due to the significant delay in receiving sales reports from distributors, the Company recognizes licenses revenues from distributors when the sales reports are received because at the time of delivery the fees are not fixed or determinable and collection is not probable. Accordingly, Annual Subscription Agreement (ASA) sales included in these reports are recognized on a straight-line basis over the remaining term of the contract beginning in the period that the report is received. If certain multi-element arrangements are not able to be allocated, the entire arrangement is deferred and revenue is recognized over the period of the last undelivered element.

Subscriptions revenues are derived from the sale of ASAs for the RightAnswers.com products. These agreements provide for periodic access to the RightAnswers.com web-site or the right to receive the CD based version of RightAnswers.com for the term of the agreement. Subscriptions revenues are recognized on a straight-line basis over the term of the contract. Payments for subscriptions revenues are normally received in advance and are non-refundable.

Services revenues

Services revenues are derived from variable fees for installation, training, consulting and building customized knowledge bases as well as from fixed fees for customer support and maintenance contracts.

Maintenance and support revenues are derived from the sale of maintenance and support contracts, which provide end-users with the right to receive maintenance releases of the licensed products, access to the support web-site and access to the customer support staff. Maintenance and support revenues are recognized on a straight-line basis over the term of the contract. Payments for maintenance and support revenues are normally received in advance and are non-refundable.

Revenues for installation and training, system integration projects, consulting and building customized knowledge bases services are recognized as the services are performed.

Cost of revenues

Cost of license and subscription revenues consists primarily of the expenses related to royalties, the cost of media on which a product is delivered, product fulfillment costs, amortization of purchased technology and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment and the costs associated with maintaining the Company's web-site.

Cost of services revenues consists of direct and indirect costs related to service revenues which primarily include salaries, benefits, direct expenses and allocated overhead costs related to the customer support and services personnel, fees for subcontractors and the cost associated with maintaining our customer support site.

Deferred revenues relate to product licenses, ASAs, maintenance services, professional services, and unearned inventory sale revenue from distributors, all of which generally have been paid for in advance. Additionally, deferred revenues include amounts that are unbilled that represent non-cancelable, non-refundable amounts billable by the Company at future dates based on contractual payment terms.

Note 3. Acquisition

On July 23, 1999, the Company acquired the outstanding preferred stock, common stock, and warrants and stock options to purchase common stock of Molloy Group, Inc. (Molloy), a leading provider of knowledge-empowered software for strengthening customer relationships. The acquisition was effected by issuing to Molloy's security holders 2,647,984 shares of Series E Preferred Stock ($9,929,944), 1,512,307 shares of common stock ($3,780,768), and 40,473 warrants
($34,492) and 393,950 options ($429,114) to purchase common stock. The options and warrants were valued using the Black-Scholes pricing model with the following assumptions: volatility of 0.6, dividend yield 0.0%, assumed forfeiture rate of 0.0%, an expected life of three years for options and two years for warrants, and an average risk-free interest rate of 5.40%. Total consideration was approximately $14.2 million plus $445,000 in transaction costs. This transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The consideration in excess of the fair value of assets acquired and liabilities assumed in the merger of $16.6 million is classified as purchased technology and intangible assets and is being amortized over two to four years.

The estimated fair value of the assets acquired and liabilities assumed of Molloy are as follows:

             Description                                       Amount
             ------------                                   -----------
                                                           (in thousands)

             Current assets................................    $ 903
             Property and equipment........................      476
             Purchased technology..........................    1,777
             Intangibles...................................   14,824
             Other long term assets........................       80
             Current liabilities...........................    3,469
             Other long term liabilities...................       52

 The following unaudited pro forma statements of operations give effect to the Molloy acquisition as if the acquisition occurred on January 1, 1999. Basic and diluted net loss per share has been calculated utilizing the basic and diluted weighted average of the Company's shares outstanding during the years presented, adjusted for 1,512,307 shares of common stock issued July 23, 1999 for the Molloy acquisition assuming these shares were outstanding as of the beginning of the years presented.

                                                    For the Nine Months Ended September 30,
                                                    ---------------------------------------
                                                                     1999
                                                                   Pro Forma
                                                                  ----------
                                                                 (in thousands)

Revenues................................................           $ 14,133
Net loss................................................           $(11,201)
                                                                   --------
Net loss applicable to common stock.....................           $(11,295)
                                                                   ========
Basic and diluted net loss per share....................           $  (1.82)
Shares used in computing per share amounts..............              6,220


The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the Molloy acquisition had taken place on the date and on the basis assumed above.

Note 4.  Net loss Per Share

Basic and diluted net loss per share has been computed as described above. The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                            -------------------------         -------------------------
                                              2000             1999             2000             1999
                                            --------         --------         --------         --------
                                                  (in thousands)                   (in thousands)

Numerator:
  Net loss                                  $ (3,565)        $ (3,763)        $(12,091)        $ (7,662)
  Series A and Series B dividends                 --               --               --              (94)
                                            --------         --------         --------         --------
  Numerator for basic and diluted
   net loss per share - income
   available to common shareholders           (3,565)          (3,763)         (12,091)          (7,756)
Denominator:
  Denominator for basic and diluted
   earnings per share - weighted
   average shares                             13,853            5,891            9,442            5,090
                                            ========         ========         ========         ========
Basic and diluted net loss per share        $  (0.26)        $  (0.64)        $  (1.28)        $  (1.52)
                                            ========         ========         ========         ========


Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 3,156,939 and 12,044,531 for the three and nine months ended September 30, 2000 and 1999, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

Note 5.  Other Comprehensive Income

The following table reconciles net loss as reported to total comprehensive loss for the three and nine months ended September 30, 2000 and 1999:



                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                          -------------------------         -------------------------
                                            2000             1999             2000             1999
                                          --------         --------         --------         --------
                                                (in thousands)                 (in thousands)

Net loss                                  $ (3,565)        $ (3,763)        $(12,091)        $ (7,662)
Other comprehensive income:
  Unrealized foreign currency loss              (2)              --               --               --
                                          --------         --------         --------         --------
Total comprehensive loss                  $ (3,567)        $ (3,763)        $(12,091)        $ (7,662)
                                          ========         ========         ========         ========

Note 6. Receivables

Receivables consist of the following:

                                     September 30,   December 31,
                                         2000           1999
                                       -------         -------
                                            (in thousands)

Billed receivables                     $ 6,081         $ 3,579
Unbilled receivables                     1,726              16
                                       -------         -------
                                         7,807           3,595
Allowance for doubtful accounts           (360)           (312)
                                       -------         -------
Total receivables                      $ 7,447         $ 3,283
                                       =======         =======

Unbilled receivables represent non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms.

Note 7. Debt

The Company has a secured credit facility with PNC Bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. All amounts outstanding under the revolving credit facility and term loan were paid in August 2000. On June 8, 2000, the equipment loan was converted to a term loan, and principal repayments are being made as required in 36 equal installments beginning July 1, 2000.

Note 8. Initial Public Offering

On August 30, 2000, the Company closed its initial public offering of 4,500,000 shares of its common stock, and on September 27, 2000, the Company closed its offering of an additional 675,000 shares of common stock issued in connection with the exercise of the underwriters' overallotment option. Net proceeds of the offering were approximately $31.6 million, after deducting underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 8,786,392 shares of Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock were automatically converted into an aggregate of 10,822,023 shares of common stock at various conversion ratios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results to differ materially from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology.

OVERVIEW

We were founded in 1991 as a provider of consulting services focused on helping businesses better incorporate knowledge into their customer service and support offerings. In March 1993, we pioneered the industry's first technical-support knowledge bases, called Knowledge-Paks, containing answers and solutions to commonly asked questions about the use of personal computers. In June 1996, we combined all of our existing Knowledge-Paks into a single knowledge content product called the Knowledge-Pak Desktop Suite. In August 1997, we began marketing the Knowledge-Pak Architect and the Knowledge-Pak Viewer software applications for knowledge management, which enable companies to modify our content products and develop their own knowledge bases for customer service and support.

In July 1999, we acquired the Molloy Group in a stock transaction, which resulted in the Molloy Group's stockholders acquiring, assuming the conversion of our preferred stock, approximately 24% of our common stock. The Molloy Group's software products and technologies were complementary to our own existing products. Additionally, the Molloy Group provided us with experienced software developers and its patented Cognitive Processor technology, which has become the foundation of our self-learning solution. In December 1999, we began the ongoing process of integrating all of our existing software products and the newly-acquired Molloy Group's Knowledge Bridge and Knowledge Kiosk software products and offering these products to our customers as our eService Suite. The integration of our business with the Molloy Group was completed by the end of the first quarter of 2000.

In the first quarter of 2000, we combined significant new content from Microsoft, Novell and 3Com with our existing Knowledge-Pak Desktop Suite and Knowledge-Pak SAP R/3 Suite to create RightAnswers.com, an Internet-based knowledge portal which enables our customers to access a continuously updated database of technology-related content.

We market and sell our products in North America through both our direct sales force and indirectly through third party distributors, software vendors and value-added resellers. Internationally, we market products primarily through value-added resellers, software vendors and system integrators. International revenues historically have not been a significant percentage of total revenues.

We derive our revenues from licenses and subscriptions for software and content products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License and subscription revenues include fees for both perpetual licenses and periodic subscription access. Services revenues contain variable fees for installation, training and consulting, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on periodic subscription licenses over the subscription term. We recognize revenues on installation, training and consulting on a time-and-material basis, and customer support and maintenance contracts are recognized over the life of the contract.

Cost of license and subscription revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs, amortization of purchased technology, salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment and the costs associated with maintaining our RightAnswers.com Web site. Cost of services revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, fees for sub-contractors and the costs associated with maintaining our customer support site.

We classify our operating costs into five general categories: sales and marketing, research and development, general and administrative, intangible assets amortization, and stock based compensation, based upon the nature of the costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that use these services. These allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software, content and other technologies. These expenses include employee compensation for software developers, content developers and quality assurance personnel and for third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group. These assets are amortized on a straight line basis over their respective estimated useful lives. Stock based compensation consists of the amortization of deferred compensation of stock options. Deferred compensation amortization expense is amortized on a straight line basis over the stock option vesting period.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:


                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                     ---------------------------         -------------------------
                                        2000            1999               2000           1999
                                       ------          ------             ------         ------
Revenues
 Licenses and subscriptions              78.2%           71.9%              77.0%          75.2%
 Services                                21.8            28.1               23.0           24.8
                                       ------          ------             ------         ------
 Total revenues                         100.0           100.0              100.0          100.0
                                       ------          ------             ------         ------
Cost of revenues
 Cost of licenses and subscriptions       5.0             6.4                5.7            4.5
 Cost of services                        27.9            23.1               27.2           20.9
                                       ------          ------             ------         ------
 Total cost of revenues                  32.9            29.5               32.9           25.4
                                       ------          ------             ------         ------
Gross margin                             67.1            70.5               67.1           74.6
                                       ------          ------             ------         ------
Operating expenses
 Sales and marketing                     60.8            75.0               63.6           75.2
 Research and development                24.8            44.3               28.3           43.5
 General and administrative               8.3            15.2                8.5           13.3
 Intangible assets amortization          15.1            21.6               16.5            8.2
 Stock based compensation                 1.5              --                2.9             --
                                       ------          ------             ------         ------
 Total operating expenses               110.5           156.1              119.8          140.2
                                       ------          ------             ------         ------
Loss from operations                    (43.4)          (85.6)             (52.7)         (65.6)
Other income (expense), net               0.7            (0.7)               0.1           (1.2)
                                       ------          ------             ------         ------
Net loss                                (42.7)          (86.3)             (52.6)         (66.8)
Less preferred dividend amounts            --              --                 --           (0.8)
                                       ------          ------             ------         ------
Net loss applicable to common stock     (42.7)%         (86.3)%            (52.6)%        (67.6)%
                                       ======          ======             ======         ======



THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Total revenues in third quarter 2000 were $8.4 million and $4.4 million in third quarter 1999, an increase of $4.0 million, or 91.7%. License and subscription revenues increased to $6.5 million in third quarter 2000 by $3.4 million, or 108.3%, from $3.1 million in third quarter 1999. The increase in license and subscription revenues to third quarter 2000 from third quarter 1999 was attributable to an increased number of new customers and an increase in the average contract size. Service revenues increased to $1.8 million in third quarter 2000 by $0.6 million or 49.2% from $1.2 million in third quarter 1999. The increase in service revenues from third quarter 1999 was primarily attributable to an increased number of new customers and a significant increase in the size of service contracts. Revenues from software licensing and subscription services were approximately $5.3 million and $1.2 million in third quarter 2000 and $2.5 million and $0.6 million in third quarter 1999. Deferred revenues for software licensing and subscription services were $3.3 million and $1.5 million at September 30, 2000 and $2.8 million and $0.9 million at September 30, 1999.

Cost of Revenues

Cost of revenues increased to $2.7 million in third quarter 2000 from $1.3 million in third quarter 1999. Cost of revenues as a percentage of revenues increased to 32.9% in third quarter 2000 from 29.5% in third quarter 1999. Cost of license and subscription revenues increased to $0.4 million in third quarter 2000 from $0.3 million in third quarter 1999. Cost of license and subscription revenues as a percentage of revenues decreased to 5.0% in third quarter 2000 from 6.4% in third quarter 1999. The increase in the cost of license and subscription revenues was primarily attributable to the overall growth in the number of customers. The decrease in cost of license and subscription revenues as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in cost of license and subscription revenues.

Cost of service revenues increased to $2.3 million in third quarter 2000 from $1.0 million in third quarter 1999. Cost of service revenues as a percentage of revenues increased to 27.9% in third quarter 2000 from 23.2% in third quarter 1999. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. The increase in cost of services revenues as a percentage of revenues was primarily the result of the increased use of sub-contractors to perform services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased to $5.1 million in third quarter 2000 from $3.3 million in third quarter 1999. Sales and marketing expenses as a percentage of revenues decreased to 60.7% in third quarter 2000 from 75.0% in third quarter 1999. The increase in sales and marketing expenses to third quarter 2000 from third quarter 1999 was primarily attributable to additional staffing and investments in sales and marketing activities. The decrease in sales and marketing expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in sales and marketing expenses.

Research and Development. Research and development expenses increased to $2.1 million, or 24.8% of revenues, in third quarter 2000, from $1.9 million, or 44.3% of revenues, in third quarter 1999. The increase in research and development expenses to third quarter 2000 from third quarter 1999 was primarily attributable to the increase in the number of software developers hired and increased use of sub-contractors, and the decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

General and Administrative. General and administrative expenses remained steady at $0.7 million in both third quarter 2000 and third quarter 1999. As a percentage of revenues, general and administrative expenses were 8.3% in third quarter 2000 and 15.2% in third quarter 1999.

Intangible Assets Amortization. Intangible assets amortization consists primarily of the amortization expense in third quarter 2000 and third quarter 1999 in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in the acquisition of the Molloy Group in July 1999.

Stock Based Compensation. Stock based compensation in third quarter 2000 relates to the issuance of stock options with exercise or purchase prices below the deemed fair market value of the common stock for financial reporting purposes on the date of the grant and related to modifications of certain stock options. We incurred stock compensation charges of $0.1 million in third quarter 2000. Additional unvested outstanding options will continue to vest over the next four years, which will result in additional compensation expense of approximately $1.9 million in the aggregate over the next four years.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $60,938 in third quarter 2000 from $(29,293) in third quarter 1999. The increase was a result of interest earned exceeding interest paid on outstanding loans.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

Total revenues in the first nine months of 2000 were $23.0 million and $11.5 million in the first nine months of 1999, an increase of $11.5 million, or 100%. License and subscription revenues increased to $17.7 million in the first nine months of 2000 by $9.1 million, or 105%, from $8.6 million in the first nine months of 1999. The increase in license and subscription revenues to the first nine months of 2000 from the first nine months of 1999 was attributable to an increased number of new customers and an increase in the average contract size. Service revenues increased to $5.3 million in the first nine months of 2000 by $2.4 million or 86.2% from $2.8 million in the first nine months of 1999. The increase in service revenues from the first nine months of 1999 through the second quarter of 2000 was primarily attributable to an increased number of new customers and a significant increase in the size of service contracts. Revenues from software licensing and subscription services was approximately $12.6 million and $5.1 million in the first nine months of 2000 and $6.8 million and $1.8 million in the first nine months of 1999.

Cost of Revenues

Cost of revenues increased to $7.6 million in the first nine months of 2000 from $2.9 million in the first nine months of 1999. Cost of revenues as a percentage of revenues increased to 32.9% in the first nine months of 2000 from 25.4% in the first nine months of 1999. Cost of license and subscription revenues increased to $1.3 million in the first nine months of 2000 from $0.5 million in the first nine months of 1999. Cost of license and subscription revenues as a percentage of revenues increased to 5.7% in the first nine months of 2000 from 4.5% in the first nine months of 1999. The increase in the cost of license and subscription revenues was primarily attributable to the overall growth in the number of customers. The decrease in cost of license and subscription revenues as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in cost of license and subscription revenues.

Cost of service revenues increased to $6.3 million in the first nine months of 2000 from $2.4 million in the first nine months of 1999. Cost of service revenues as a percentage of revenues increased to 27.2% in the first nine months of 2000 from 20.9% in the first nine months of 1999. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. The increase in cost of services revenues as a percentage of revenues was primarily the result of the increased use of sub-contractors to perform services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased to $14.6 million in the first nine months of 2000 from $8.6 million in the first nine months of 1999. Sales and marketing expenses as a percentage of revenues decreased to 63.6% in the first nine months of 2000 from 75.2% in the first nine months of 1999. The increase in sales and marketing expenses to the first nine months of 2000 from the first nine months of 1999 was primarily attributable to additional staffing and investments in sales and marketing activities. The decrease in sales and marketing expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in sales and marketing expenses.

Research and Development. Research and development expenses increased to $6.5 million, or 28.3% of revenues, in the first nine months of 2000, from $5.0 million, or 43.5% of revenues, in the first nine months of 1999. The increase in research and development expenses to the first nine months of 2000 from the first nine months of 1999 was primarily attributable to the increase in the number of software developers hired, and the decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

General and Administrative. General and administrative expenses increased to $2.0 million in the first nine months of 2000 from $1.5 million in the first nine months of 1999. As a percentage of revenues, general and administrative expenses were 8.5% in the first nine months of 2000 and 13.3% in the first nine months of 1999. The increase to the first nine months of 2000 from the first nine months of 1999 resulted primarily from the addition of finance, human resources, executive and administrative personnel.

Intangible Assets Amortization. Intangible assets amortization consists primarily of the amortization expense in the first nine months of 2000 and third quarter 1999 in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in the acquisition of the Molloy Group in July 1999.

Stock Based Compensation. Stock based compensation in the first nine months of 2000 relates to the issuance of stock options with exercise or purchase prices below the deemed fair market value of the common stock for financial reporting purposes on the date of the grant and related to modifications of certain stock options. We incurred stock compensation charges of $0.7 million in the first nine months of 2000.

Other Income (Expense), Net. Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $20,563 in the first nine months of 2000 from $(133,391) in the first nine months of 1999. The increase was a result of interest earned exceeding interest paid on outstanding loans.

Liquidity and Capital Resources

Historically to date, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering. As of September 30, 2000, we had $32.6 million in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet anticipated cash requirements for at least the next 15 months. We may, nonetheless, seek additional financing to support our activities during the next 15 months or thereafter. There can be no assurance, however, that additional capital will be available to us on reasonable terms, if at all, when needed or desired.

Net cash used in operating activities was $10.4 million for the first nine months of 2000 and net cash used in investing activities was $2.1 million for the first nine months of 2000. Net cash used in operating activities was $6.1 million for the first nine months of 1999 and net cash used in investing activities was $0.9 million for the first nine months of 1999. Net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was primarily attributable to property and equipment acquisitions. We expect the levels of cash used by current operations to be higher during the next four quarters. At these anticipated levels we believe the proceeds from the initial public offering would sustain operations through fiscal year 2001. Sizeable increases in operating activities or lower than anticipated levels of revenues would result in higher than anticipated levels of cash use by operating activities. Investing activities, which may include merger and acquisition activities, might require significantly higher levels of capital resources than prior patterns.

Net cash provided by financing activities was $38.4 million for the nine months ended September 30, 2000 and consisted primarily of proceeds from the initial public offering and issuance of Series F preferred stock. Net cash provided by financing activities was $8.1 million for the first nine months of 1999 and primarily consisted of net proceeds from the issuance of Series D preferred stock.

We have a secured credit facility with PNC Bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan.

The revolving credit facility provides for $7.5 million of availability less the principal outstanding on the term loan and matures on December 10, 2001. Any amounts drawn under this facility bear interest at the Base Rate plus 0.50%. Base Rate is defined as the lesser of the bank's prime rate or the Federal Funds Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At September 30, 2000 and December 31, 1999, $4.3 million and $1.5 million was available for use and no amount and $1.25 million was outstanding under the revolving credit facility.

The convertible equipment loan is for $0.75 million. On June 8, 2000, outstanding amounts under this loan were converted to a single term loan which matures on June 1, 2003. Any amounts drawn under this facility bear interest at the Base Rate plus 0.75%. The availability of advances on this line is based on a percentage of invoice amounts for equipment acquisitions. At September 30, 2000 and December 31, 1999, nothing had been drawn within the year, and $0.5 million was outstanding on the equipment loan from the previous equipment line. Principal repayments of this loan are being made as required in 36 equal installments beginning July 1, 2000.

The term loan is for $2.5 million and was due in two equal installments on June 10, 2001 and December 10, 2001. However, upon the completion of the initial public offering, the term loan was repaid. Any amounts drawn under this facility bear interest at the Base Rate plus 2.25%. At September 30, 2000 and December 31, 1999, no amount and $2.5 million was outstanding on the term loan, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The adoption of this pronouncement for fiscal year 2000 is not expected to materially affect our revenue recognition policies.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a significant impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133, as amended, for the year ending December 31, 2001.

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. We believe our revenue recognition practices are in conformity with SAB No. 101.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.


BECAUSE OUR CURRENT LINE OF PRODUCTS IS RELATIVELY NEW, OUR HISTORICAL FINANCIAL RESULTS ARE NOT HELPFUL IN EVALUATING OUR PROSPECTS.

We have undergone a number of changes in our business model. We began in 1991 as a provider of consulting services, and later developed and sold content relating to technology products for use by customer service operations. In July 1999, we acquired the Molloy Group and its complementary software product suite. Recently, we integrated our product offerings with those of the Molloy Group and launched a suite of software and content products intended to form the basis of businesses' e-service solutions. Since our current line of products is relatively new, our historical financial results are not helpful in evaluating our prospects.

ALTHOUGH WE HAVE ACHIEVED RECENT REVENUE GROWTH, WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. Therefore, our recent annual revenue growth should not be an indicator of the rate of revenue growth, if any, we can expect in the future.

As of September 30, 2000, we had an accumulated deficit of $29.3 million. We have not achieved profitability on a quarterly or annual basis to date. In 1999 we incurred net losses of $10.1 million and in the nine months ended September 30, 2000, we incurred net losses of $12.1 million. We currently expect to increase our operating expenses significantly, expand our software development staff, increase our sales and marketing expenditures, and continue to develop and extend our knowledge portal, RightAnswers.com. If these expenses precede or are not followed by increased revenues, our losses will continue to grow.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM NON-RECURRING SALES TO A LIMITED NUMBER OF CUSTOMERS, BECAUSE OUR EXPENSES ARE RELATIVELY FIXED AND BECAUSE OF OUR REVENUE RECOGNITION POLICIES, OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND IT IS DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE.

Our projected expense levels are based on our expectations regarding future revenues and are relatively fixed in the short term. If revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from non-recurring sales to a limited number of customers, so it is difficult to estimate accurately future revenues.

Our quarterly results are also impacted by our revenue recognition policies. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers shortly after an order is received because installation and training can generally be completed in significantly less time than for new customers. However, we may miss recognizing expected revenues at the end of a quarter due to delays in the receipt of expected orders by existing customers. Delays in recognizing revenues may also occur as a result of delayed reporting by our distributors.

Because of these and other factors, revenues in any one quarter are not indicative of revenues in any future period and, accordingly, we believe that certain period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

THE e-SERVICE SOLUTIONS MARKET IS NEW AND EVOLVING AND, IF IT DOES NOT GROW RAPIDLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The e-service solutions market is an emerging industry, and it is difficult to predict how large or how quickly it will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our eService Suite and will be willing to access our content over the Internet. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these e-service solutions.

IF OUR CONTENT PARTNERSHIPS WERE TERMINATED OR NOT RENEWED, WE WOULD LOSE A LARGE PART OF OUR CONTENT OFFERINGS, WHICH WOULD MAKE OUR CONTENT PRODUCTS LESS DESIRABLE AND REDUCE OUR MARKET SHARE.

We currently have content partnerships with Microsoft, Novell and 3Com. These partnerships provide our RightAnswers.com product offering with content for its knowledge base. If these partnerships were terminated or not renewed, our sales of our content products may be reduced.

IF WE FAIL TO EXPAND OUR DIRECT SALES FORCE OUR GROWTH WILL BE IMPEDED.

Our ability to achieve significant growth in the future will largely depend on our success in recruiting and training a sufficient number of direct sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires require training and take time to achieve full productivity. Our recent hires and planned new hires may not become as productive as necessary, and we may be unable to hire sufficient numbers of qualified individuals in the future. If we fail to expand our direct sales force, our revenue may not grow or it may decline.

IF WE FAIL TO DEVELOP NEW RELATIONSHIPS AND ENHANCE EXISTING RELATIONSHIPS WITH THIRD-PARTY DISTRIBUTORS, SOFTWARE VENDORS AND VALUE-ADDED RESELLERS THAT HELP SELL OUR SERVICES AND PRODUCTS, OUR REVENUES MAY NOT GROW OR MAY DECLINE.

We derive a significant portion of our product revenues from third-party software distributors, vendors and value-added resellers. Our ability to achieve revenue growth in the future will depend on our success in continuing to develop new relationships and enhance existing relationships with these software distributors, vendors and value-added resellers. Additionally, the loss of a third-party distributor could significantly adversely affect our financial results. In 1999, sales to Tivoli accounted for 17% of our recognized revenues. At times, we rely on these third parties to recommend and sell our products to their customers, and to install and support our products for their customers. Because of our reliance on these third parties, we face the risk that these software distributors, vendors and value-added resellers may:

-        choose not to recommend, install or sell our products;

- develop, market or recommend software applications that compete with our products;

- fail to implement their products and/or our e-service solutions and services on the schedule required by the customers;

-        encounter their own financial or operational problems;

-        change their business strategy;

-        terminate their business relationships with us; or

- be acquired by companies who choose to limit or discontinue relationships with us.

WE HAVE RELATIVELY FEW MAJOR CUSTOMERS, AND THE LOSS OF ONE OR MORE OF OUR PRINCIPAL CUSTOMERS WOULD RESULT IN DECREASED REVENUES.

Our results of operations in any given period have depended to a significant extent upon sales to a small number of major customers. Our loss of one or more of our major customers would result in decreased revenues. Further, in the event of any downturn in any existing or potential customer's business or general economic conditions, licenses and subscriptions for our products and services may be deferred or terminated, also resulting in a decrease in our revenues.

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES ARE DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS.

Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future if a greater proportion of our total revenues, as we anticipate, is derived from our eService Suite, which has a high average contract size. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and 18 months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. Because of the lengthy sales cycle for our products and services, we may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS.

A component of our strategy is our planned increase in efforts to attract more international customers. We are currently exploring business opportunities in the United Kingdom, France, Germany, Italy, Norway, Sweden and Finland. To date, we have only limited experience in providing our products and services internationally. If we are not able to market our products and services successfully in international markets, our expenses may exceed our revenues. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact our international operations and may contribute further to our net losses.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE OR UPDATE OUR CONTENT EFFECTIVELY, SALES OF OUR PRODUCTS MAY DECREASE.


The software industry is characterized by rapid technological change, including changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards. Our content products are comprised of a large amount of information that needs to be updated frequently, requiring us to continue to invest substantial resources in order to maintain the accuracy and utility of our content. Also, we rely upon some of our customers and other third parties to provide data and other support for the ongoing updating of these products. If we fail to keep pace with the technological progress of our competitors or update our content effectively, sales of our products may decrease.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, AND THE LOSS OF THIS TECHNOLOGY COULD DELAY IMPLEMENTATION OF OUR PRODUCTS, INJURE OUR REPUTATION OR FORCE US TO PAY HIGHER ROYALTIES.

We rely, in part, on technology that we license from a small number of software providers for use with our products, including the search features of RightAnswers.com. After the expiration of these licenses, this technology may not continue to be available on commercially reasonable terms, if at all, and may be difficult to replace. The loss of any of these technology licenses could result in delays in introducing or maintaining our products until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we may license in the future could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL, ESPECIALLY CONTENT AND SOFTWARE DEVELOPERS.

Our business requires the employment of highly skilled personnel, especially experienced content and software developers. The inability to recruit and retain experienced content and software developers in the future could result in delays in developing new versions of our software products or the release of deficient software products. Any such delays or defective products would likely result in lower sales. Even though we expect further growth in the number of our personnel, competition for this type of personnel is intense. In particular, we have experienced difficulty in hiring and retaining sales personnel, product managers, software developers and professional services employees.

PROBLEMS ARISING FROM THE USE OF OUR PRODUCTS WITH OTHER VENDORS' PRODUCTS COULD CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT ATTENTION FROM OUR PRODUCT DEVELOPMENT EFFORTS AND CAUSE CUSTOMER RELATIONS PROBLEMS.

Our customers generally use our products together with products from other companies. As a result, when problems occur in a customer's systems, it may be difficult to identify the source of the problem. Even when these problems are not caused by our products, they may cause us to incur significant warranty and repair costs, divert the attention of our technical personnel from our product development efforts and cause significant customer relations problems.

IF CERTAIN COMPANIES CEASE TO PROVIDE OPEN PROGRAM INTERFACES FOR THEIR CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE IT WILL BE DIFFICULT TO INTEGRATE OUR SOFTWARE WITH THEIRS. THIS WILL DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS.

Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including customer relationship management software sold by Clarify, Kana Communications, Oracle, Peregrine Systems, Remedy and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products would make our products less desirable and could lead to lower sales.

WE FACE SIGNIFICANT GOODWILL COSTS RELATED TO THE RECENT ACQUISITION OF THE MOLLOY GROUP WHICH WILL ADVERSELY AFFECT OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE, AND THESE COSTS COULD INCREASE.

We face significant goodwill costs as a result of our acquisition of the Molloy Group in July 1999. In addition, we may not achieve value from the acquisition of the Molloy Group commensurate with the purchase price we paid.

As a result of the Molloy Group acquisition, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of September 30, 2000, we had goodwill of approximately $8.9 million, which we expect to amortize over two to four years from the date of the acquisition. If the amount of recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of the goodwill, the amount of amortization could be increased, or the period of amortization could be shortened. This would either increase annual amortization charges or result in the write-off of goodwill in a one-time, non-cash charge, either of which could be significant and would likely harm our operating results.

BECAUSE WE COMPETE IN THE EMERGING MARKET FOR E-SERVICE SOLUTIONS, WE FACE INTENSE COMPETITION FROM BOTH ESTABLISHED AND RECENTLY FORMED ENTITIES, AND THIS COMPETITION MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

We compete in the emerging market for e-service solutions and changes in the e-service solutions market could adversely affect our revenues and profitability. We face competition from many firms offering a variety of products and services. In addition, we face competition from many free or low cost sources of information generally available via the Internet. Portions of our content products provided to us by content providers may be the same as content offered by those content providers as part of their Internet-based service offerings. Large software vendors may choose to sell (or provide at low cost or no cost) content products addressing problems encountered by users of their software. In the future, because there are relatively low barriers to entry in the software industry, we expect to experience additional competition from new entrants into the e-service solutions market. In particular, our current distributors or strategic partners may enter our market with competitive products. Many of these potential competitors have well-established relationships with our current and potential customers, extensive knowledge of the e-service industry, better name recognition, significantly greater financial, technical, sales, marketing and other resources and the capacity to offer single vendor solutions. It is also possible that alliances or mergers may occur among our competitors and that these newly consolidated companies could rapidly acquire significant market share. Greater competition may result in price erosion for our products and services, which may significantly affect our future operating margins.

IF OUR CONTENT AND SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE.

Content and software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including inaccurate content, and discovered software errors in certain new versions of existing products and in new products after their introduction. In the event that the information contained in our content products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need e-service solutions at all. In either case, sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a great sensitivity to product defects.

BECAUSE OUR PRODUCTS ARE CRITICAL TO THE OPERATIONS OF OUR CUSTOMERS' BUSINESSES, WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS.

Our products are critical to the operations of our customers' businesses. Any defects or alleged defects in our products entail the risk of product liability claims for substantial damages, regardless of our responsibility for the failure. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, these provisions may not be effective under the laws of certain jurisdictions. In addition, product liability claims, even if unsuccessful, may be costly and divert management's attention from our operations. Software defects and product liability claims may result in a loss of future revenue, a delay in market acceptance, the diversion of development resources, damage to our reputation or increased service and warranty costs.

BECAUSE WE HAVE ISSUED OPTIONS TO EMPLOYEES BELOW THE THEN CURRENT FAIR MARKET VALUE AND MAY DO SO AGAIN IN THE FUTURE, WE WILL INCUR ADDITIONAL NON-CASH CHARGES ASSOCIATED WITH STOCK-BASED COMPENSATION ARRANGEMENTS.

We have issued options to employees and non-employees which are subject to various vesting schedules of up to 48 months. Because we have issued options to employees below the then current fair market value and may do so again in the future, we will incur additional non-cash charges for these options. This expense could reduce our operating results and stock price.

OUR RECENT GROWTH HAS PLACED A STRAIN ON OUR ABILITY TO RAPIDLY INSTALL AND IMPLEMENT OUR SOFTWARE PRODUCTS AND TRAIN OUR CUSTOMERS' EMPLOYEES TO USE THESE PRODUCTS. IF WE FAIL TO MANAGE OUR FUTURE GROWTH, OUR BUSINESS COULD SUFFER.

As demand for our products increases, we need more trained personnel to install and implement these products and to train our customers' employees in their use. We recently began to expand our operations rapidly and intend to continue this expansion. This expansion and the time and expense involved in training new employees has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources, which has resulted in a backlog of orders to install our products. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Our failure to manage properly these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan.

INTEGRATION OF A NEW MANAGEMENT TEAM AND NEW PERSONNEL MAY STRAIN OUR OPERATIONS AND OUR NEW MANAGEMENT TEAM MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

Five members of our senior management team have joined us since January 1, 1999. A significant reduction of employees occurred in conjunction with our acquisition of the Molloy Group in July 1999. Our new employees include a number of key managerial, sales, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization. In addition, our current senior management has limited experience working together in the management of a rapidly growing enterprise. If we are unable to integrate our new employees or if senior management fails to manage our growth effectively, we could lose customers who believe they are not receiving the support they require from us and we could face product delivery delays and product quality problems.

IF WE ARE NOT ABLE TO UPGRADE OUR SYSTEMS AND RIGHTANSWERS.COM TO ACCOMMODATE GROWTH IN THE E-SERVICE SOLUTIONS MARKET, OUR REPUTATION WILL SUFFER, WHICH COULD RESULT IN LOWER SALES OF OUR PRODUCTS. IN ADDITION, EXPENSES INCURRED IN UPGRADING OUR SYSTEMS MAY FORCE US TO RAISE PRICES, WHICH COULD ALSO DECREASE SALES.

We face risks related to the ability of RightAnswers.com to operate effectively with increased usage while maintaining the expected quality of performance. As the volume and complexity of e-service solutions increase, we will need to expand our systems and our network infrastructure. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. If we are unsuccessful in upgrading our systems, we may experience a decrease in sales. If our expenses for upgrading are higher than expected, we may have to raise our prices. In either case, sales could fall and revenues could decrease.

BECAUSE OUR SUCCESS DEPENDS ON THE UNINTERRUPTED OPERATION OF OUR COMPUTER SYSTEMS, THEIR SABOTAGE OR SIMILAR DISRUPTIONS WOULD LIKELY DAMAGE OUR ABILITY TO SELL OUR PRODUCTS.

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Our network may be vulnerable to disruptions due to electronic attacks. Because the techniques used by computer hackers to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. An actual or perceived breach of Internet security in our internal systems or those of our customers could adversely affect the market perception of our products and services. We have also entered into service agreements with some of our customers that require minimum performance standards, including standards regarding the availability and response time of our remote content services. If we fail to meet these standards, our customers could terminate their relationships with us and we could be subject to contractual monetary penalties. We have not experienced any attacks on, or interruption of, RightAnswers.com. However, our e-mail network was interrupted for two days as a result of the Love Bug virus, which hampered our ability to support our customers and our internal communications.

In addition, a substantial number of our computer and communications systems are located in Oakmont, Pennsylvania. Our systems and operations are vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

IF OUR CUSTOMERS' SYSTEM SECURITY IS BREACHED AND CONFIDENTIAL INFORMATION IS STOLEN, OUR BUSINESS AND REPUTATION COULD SUFFER.

Users of our products transmit their and their customers' confidential information, such as names, addresses, social security numbers and credit card information, over the Internet. In our license agreements with our customers, we disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in illegally obtaining confidential information from users of our products, our reputation and business may be damaged, and if our contractual disclaimers and indemnities are not enforceable, we may be subject to liability.

OUR PLAN TO EXPAND OUR SERVICE CAPABILITY COULD ADVERSELY AFFECT GROSS PROFIT MARGINS AND OPERATING RESULTS.

Revenues from services such as installation and training, consulting, customer support and maintenance contracts have lower gross margins than revenues from licenses and subscriptions. Therefore, the expected increase in the percentage of our revenues generated from services as compared to revenues from licenses and subscriptions will lower our overall gross margins. In addition, the expected increase in the cost of revenues from services as a percentage of revenues could have a negative impact on overall gross margins. In the future, we may also choose to outsource a portion of our services business which may reduce our services revenues. Although margins related to revenues from services are lower than margins related to revenues from licenses and subscriptions, our services organization currently generates gross profits, and we are seeking to expand our services capability and our revenues from services.

SINCE REVENUES FROM TERM LICENSES ARE RECOGNIZED MORE SLOWLY THAN THOSE FROM PERPETUAL LICENSES, A CHANGE TO A TERM LICENSE-BASED SALES MODEL WOULD RESULT IN LOWER RECOGNIZED SHORT TERM REVENUES.

In the future, we may derive more revenues from licensing arrangements in which our customer purchases a license for a fixed term. We plan to recognize revenues from these arrangements ratably over the life of the contract. If customer demand for these arrangements increases, we may have lower revenues in the short term than we otherwise would, because revenues for licenses sold under these arrangements will be recognized over time rather than upon installation and training.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS IN LITIGATION AND AN EROSION IN THE VALUE OF OUR BRANDS AND PRODUCTS.

Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark law to protect our technology and brands. We currently have two patents. One of these patents pertains to certain proprietary data structures and the other pertains to our Cognitive Processor. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents would be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

Notwithstanding the precautions we have taken, a third party may copy or otherwise obtain and use our software or other proprietary information without authorization or may develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Further, we have granted certain third parties limited contractual rights to use proprietary information which they may improperly use or disclose. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken may not prevent misappropriation of our technology, and the agreements entered into for that purpose may not be enforceable. The unauthorized use of our proprietary technologies could also decrease the value of our products.

THE SUCCESS OF OUR SOFTWARE PRODUCTS DEPENDS ON ITS ADOPTION BY OUR CUSTOMERS' EMPLOYEES. IF THESE EMPLOYEES DO NOT ACCEPT THE IMPLEMENTATION OF OUR PRODUCTS, OUR CUSTOMERS MAY FAIL TO RENEW THEIR SERVICE CONTRACTS AND WE MAY HAVE DIFFICULTY ATTRACTING NEW CUSTOMERS.

The effectiveness of our eService Suite depends in part on widespread adoption and use of our software by our customers' customer service personnel and on the quality of the solutions they generate. Resistance to our software by customer service personnel and an inadequate development of the knowledge base may make it more difficult to attract new customers and retain old ones.

Some of our customers have found that customer service personnel productivity initially drops while customer service personnel become accustomed to using our software. If an enterprise deploying our software has not adequately planned for and communicated its expectations regarding that initial productivity decline, customer service personnel may resist adoption of our software.

The knowledge base depends in part on solutions generated by customer service personnel and, sometimes, on the importation of our customers' legacy solutions. If customer service personnel do not adopt and use our products effectively, necessary solutions will not be added to the knowledge base, and the knowledge base will not adequately address service needs. In addition, if less-than-adequate solutions are created and left uncorrected by a user's quality-assurance processes or if the legacy solutions are inadequate, the knowledge base will similarly be inadequate, and the value of our eService Suite to end-users will be impaired. Thus, successful deployment and broad acceptance of our eService Suite will depend in part on whether our customers effectively roll-out and use our software products and the quality of the customers' existing knowledge base of solutions.

WE DEPEND ON INCREASED BUSINESS FROM OUR NEW CUSTOMERS, AND, IF WE FAIL TO GROW OUR CLIENT BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. Some of our customers initially make a limited purchase of our products and services for pilot programs. If these customers do not successfully develop and deploy such initial applications, they may choose not to purchase complete deployment or development licenses. Some of our customers who have made initial purchases of our software have deferred or suspended implementation of our products due to slower than expected rates of internal adoption by customer service personnel. If more customers decide to defer or suspend implementation of our products in the future, we will be unable to increase our revenue from these customers from additional licenses or maintenance agreements, and our financial position will be seriously harmed.

In addition, as we introduce new versions of our products or new products, our current customers may not need our new products and may not ultimately license these products. Because the total amount of maintenance and service fees we receive in any period depends in large part on the size and number of licenses and subscriptions that we have previously sold, any downturn in our software licenses and subscriptions revenues would negatively impact our future services revenues. In addition, if customers elect not to renew their maintenance agreements, our services revenues could be significantly adversely affected.

WE ARE CURRENTLY IN THE PROCESS OF RE-BRANDING AND EXPANDING OUR PRODUCT LINES AND INTEGRATING OUR PRODUCTS WITH RIGHTANSWERS.COM. CUSTOMERS MAY NOT ACCEPT OR DESIRE THESE CHANGES, RESULTING IN A REDUCTION IN REVENUES.

Our future financial performance will depend, in significant part, on customer acceptance of our eService Suite software product line and RightAnswers.com, both of which became widely available to customers in December 1999. Since 1996, we have been selling technology-related content products on CD-ROMs under the brand name Knowledge-Pak Desktop Suite(TM). These content products form the basis of the newly released RightAnswers.com product offering in both its Web and CD-ROM versions. In 1997, we began selling the companion Knowledge-Pak Architect(TM) and Knowledge-Pak Viewer(TM) software applications, which allow our customers to modify our content products or develop their own knowledge bases for customer service and support. In 1999, we acquired a complementary software product suite from the Molloy Group. The eService Suite integrates Knowledge-Pak Architect and Knowledge-Pak Viewer under a different brand name, adds the self-learning capability acquired from the Molloy Group to the software and connects our customers' knowledge base to RightAnswers.com. We cannot be sure that this product line will provide the expected benefits for our customers, gain broad commercial acceptance or compete successfully against products from other vendors.

OUR BUSINESS DEPENDS ON THE GROWTH OF THE INTERNET, THE CAPACITY AND VIABILITY OF THE INTERNET INFRASTRUCTURE AND OUR ABILITY TO ADAPT IN A RAPIDLY CHANGING INDUSTRY.

Our products address a new and emerging market for e-service solutions to businesses' customer service needs. Therefore, our future success depends substantially upon the widespread adoption of the Internet as a significant medium for commerce and business applications. If this market fails to develop or develops more slowly than expected, demand for our products and services will be reduced and our revenues will decrease. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Moreover, critical issues like security, reliability, cost, accessibility and quality of service remain unresolved and may negatively affect the attractiveness of conducting commerce and business transactions over the Internet. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS.

As e-commerce, e-service and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet covering issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for e-commerce and e-service and, therefore, the market for our products and services.

The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation of the Telecommunications Act's information and content provisions are currently unsettled. The imposition upon us and other software and service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the Act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this new legislation and the Communications Decency Act could expose companies involved in e-commerce to liability, which could limit the growth of Internet usage and e-commerce generally and therefore the demand for e-service solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

THE IMPOSITION OF SALES TAX AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, INDIRECTLY, THE DEMAND FOR OUR PRODUCTS AND SERVICES.

The imposition of new sales taxes or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress may choose not to renew this legislation in 2001, in which case state and local governments would be free to impose additional taxes on electronically purchased goods.

We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-commerce. A successful assertion by one or more states or foreign countries that companies that engage in e-commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

PRIVACY CONCERNS RELATING TO THE INTERNET ARE INCREASING, WHICH COULD RESULT IN LEGISLATION THAT ADVERSELY AFFECTS OUR BUSINESS AND/OR REDUCES SALES OF OUR PRODUCTS.

Businesses use our software to capture information regarding their customers when those customers contact them online with customer service inquiries. Privacy concerns may cause visitors to resist providing the personal data necessary to allow our customers to use our software products most effectively. More importantly, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. Recently, a high-profile public company faced adverse and widely disseminated publicity regarding its handling of customer information. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Web site users that the data captured after visiting certain Web sites may be used by marketing entities to unilaterally direct product promotion and advertising to that user. While we are not aware of any legislation or regulatory requirements of this type currently in effect in the United States, other countries and political entities, like the European Union, have adopted this kind of legislation or regulatory requirements and the United States may do so as well. If consumer privacy concerns are not adequately addressed, our business could be harmed.

WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS.

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market price for the common stocks of technology companies, particularly Internet companies like ours. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in that type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm our business and operating results.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS.

The market price for our common stock is volatile and subject to fluctuations in response to the risks described above and many others, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile.

SUBSTANTIAL SALES IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL

As of November 5, 2000, we had outstanding 24,289,899 shares of common stock. Most of these shares are currently restricted from resale. However, on November 24, 2000, 671,676 of these shares will become available for resale in the public market and on May 24, 2000, 18,290,723 of these shares will become available for resale in the public market. As restrictions on resale end, if the holders of these restricted shares sell them or if the market perceives that they intend to sell them, the market price of our common stock could decrease significantly, even if our business is doing well.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have one subsidiary located in Europe, and we intend to establish other foreign subsidiaries in the future. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Borrowings under our existing credit lines are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are currently not subject to material interest rate risk.

PART II -- OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

During the period covered by this Form 10-Q, we issued and sold unregistered securities as follows:

During third quarter 2000, we issued 86,620 shares of our common stock pursuant to exercises of stock options.

The sales and issuances of these shares were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

(d)  Use of Proceeds

On August 24, 2000, the SEC declared effective our Registration Statement on Form S-1 (Commission File No. 333-33818). The managing underwriter in the offering was C.E. Unterberg, Towbin (the "Underwriter"). The Registration Statement covered the sale of 4,500,000 shares of our common stock at an offering price of $7.00 per share. In addition to the 4,500,000 shares of common stock offered, the Underwriter was given an option to purchase an additional 675,000 shares of common stock at an offering price of $7.00 per share. The Underwriter purchased an aggregate of 5,175,000 shares of our common stock for an aggregate consideration of approximately $36.2 million. Proceeds after accounting for approximately $2.5 million in underwriting discounts and commissions and approximately $2.1 million in other expenses were $31.6 million. The underwriting discounts and commissions of approximately $2.5 million were paid to the Underwriter, which owns over 10% of our common stock. The other expenses of approximately $2.1 million were paid to third parties not affiliated with us. Principally all of the net proceeds have been invested in United States government securities and investment-grade, interest-bearing instruments with maturities of a maximum of two years. We used $2.5 million of the net proceeds to repay our term loan and $1.0 million of the net proceeds to repay our revolving credit facility.


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1+ Kana Communications, Inc. Kana Alliance Program Original Equipment Manufacturer Agreement

     27.1   Financial Data Schedule.



+ Portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. This information has been filed separately with the Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SERVICEWARE TECHNOLOGIES, INC.



Date:  November 14, 2000             By:  /s/ Mark Finkel
                                     --------------------------
                                     Mark Finkel
                                     Chief Financial Officer,
                                     Secretary and Treasurer

                                     (Principal financial and chief accounting officer)

INDEX TO EXHIBITS


    Exhibit No.     Description
    -----------     -----------

    10.1+ Kana Communications, Inc. Kana Alliance Program Original Equipment Manufacturer Agreement


    27.1            Financial Data Schedule.


+ Portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. This information has been filed separately with the Commission.