Form 10-K
period 2000-12-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2001-03-30
CIK 1062606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 000-30277
                         SERVICEWARE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                           25-1647861
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                            Identification No.)

               333 ALLEGHENY AVENUE
                    OAKMONT, PA                                            15139
     (Address of Principal Executive Offices)                           (Zip Code)

Registrant's telephone number, including area code: (412) 826-1158

Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class                      Name of Each Exchange on Which Registered
                -------------------                      -----------------------------------------
                       NONE                                           NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 19, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was 17,976,772 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's Common Stock outstanding as of the close of business on March 19, 2001 was 24,368,579.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of ServiceWare Technologies, Inc. to be used in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SERVICEWARE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                 PART I
1..   Business....................................................      3
      Overview....................................................      3
      Recent Events...............................................      3
      Industry Background.........................................      4
      The ServiceWare Solution....................................      5
      Strategy....................................................      6
      Products and Services.......................................      7
      Technology and Architecture.................................      8
      Customers...................................................      8
      Sales and Marketing.........................................      9
      Strategic Alliances.........................................      9
      Research and Development....................................     10
      Competition.................................................     10
      Intellectual Property.......................................     10
      Employees...................................................     11
      Additional Factors that May Affect Future Results...........     11
      Management..................................................     21
2     Properties..................................................     22
3     Legal Proceedings...........................................     22
4     Submission of Matters to a Vote of Security Holders.........     22

                                PART II
      Market for Registrant's Common Equity and Related
5     Stockholder Matters.........................................     23
6     Selected Financial Data.....................................     25
      Management's Discussion and Analysis of Financial Condition
7     and Results of Operations...................................     26
      Quantitative and Qualitative Disclosures About Market
7A    Risk........................................................     34
8     Financial Statements and Supplementary Data.................     35
      Changes in and Disagreements with Accountants and Financial
9     Disclosure..................................................     60

                                PART III
10    Directors and Executive Officers of the Registrant..........     61
11    Executive Compensation......................................     61
      Security Ownership of Certain Beneficial Owners and
12    Management..................................................     61
13    Certain Relationships and Related Transactions..............     61

                                PART IV
      Exhibits, Financial Statements Schedules and Reports on Form
14    8-K.........................................................     62

                                     PART I

ITEM 1.  BUSINESS

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology.

     Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

     We were initially incorporated as a Pennsylvania corporation in January 1991 as ServiceWare, Inc. In May 2000, we changed our name to ServiceWare Technologies, Inc. and reincorporated as a Delaware corporation. We are a leading provider of software and content solutions that businesses use to provide an Internet-based eService platform to their customers, partners, suppliers and employees. We develop and market comprehensive service solutions to meet the needs of these end-users who, together, form an extended enterprise. Our eService Suite includes licensed and subscription-based software and content products that enable businesses to capture enterprise knowledge, solve their end-users' problems, reuse solutions and share captured knowledge through the Internet. Additionally, our patented Cognitive Processor contained in our eService Suite continually learns at each request, keeping knowledge up-to-date and accurate and providing end-users with relevant and useful answers to their questions. Our solutions also permit the dissemination of knowledge through multiple communication channels, such as telephone support, e-mail, chat and Web-based self-service. We also offer integration, training and consulting services that enable our customers to realize the benefits of our eService Suite. Our customers include Compaq, Hewlett-Packard, Marconi Communications, Merrill Lynch, Nortel Networks, Pfizer and Texas Instruments. We have two reportable segments: Software and Content.

  SOFTWARE SEGMENT

     Our Software Segment includes products where customers can develop and manage a knowledge base of service-related support information and disseminate that knowledge through multiple communication channels, such as telephone support, e-mail, chat and Web-based self-service.

  CONTENT SEGMENT

     Our Content Segment product, RightAnswers.com, is an Internet based knowledge portal that enables our customers to access a continuously updated database of over 340,000 problem solution pairs in a cost effective and timely manner. RightAnswers.com offers multi-vendor support content obtained from leading technology companies, including Microsoft, Novell and 3Com. In addition to the technology content supplied by our partners, RightAnswers.com includes technology content that we have produced in house for common desktop, network and SAP R/3 applications. RightAnswers.com has been primarily distributed on a subscription basis. A CD ROM version of the product is also available.

     Financial information for our operating segments is found in Note 16 to the consolidated financial statements in Item 8 below, which is incorporated herein by reference.

RECENT EVENTS

     On February 28, 2001, we announced a strategic corporate restructuring. The restructuring consists of an exclusive focus on revenue growth opportunities in our Software Segment business and a discontinuation of our Content Segment business which has been negatively impacted by channel consolidation, price compression and the economic slowdown. In connection with the restructuring, we have re-allocated our resources to enhance our eService Suite and grow our sales and professional services staff. Our restructuring plan includes taking a restructuring charge of approximately $2.0 million, relocating certain of our facilities and other non-employee related exit costs. In addition, we have reduced our staff by approximately 25% and have been actively engaged in discussions regarding the sale of our content subscription business. Although we have two reportable operating segments, in light of our restructuring and our plan to focus on our Software Segment, we primarily discuss our Software Segment in this Annual Report on Form 10-K.

INDUSTRY BACKGROUND

  EVOLUTION OF E-BUSINESS AND IMPACT ON CUSTOMER SERVICE

     The rapid growth in the number of users on the Internet has forced companies and other organizations to adjust to new ways of conducting business both online and offline. With this growth, e-business has rapidly evolved from businesses delivering predominantly static information about products and services to online commerce sites that provide transactional capabilities linking businesses to their customers. Today, e-business and traditional commerce are further evolving to link, via the Internet, all entities involved in producing, marketing, selling and servicing products.

     This evolution in e-business and traditional commerce has resulted in a growing need for improved service for end-users. The increased speed of online transactions in conjunction with the always-on nature of the Internet has resulted in end-users requiring information and service instantaneously on a twenty-four hours a day, seven days a week basis. Additionally, the increasingly complex nature of products and services has resulted in a tremendous increase in the volume of information which needs to be accessed by end-users.

  THE ESERVICE MULTIPLIER EFFECT

     Another important factor driving the growing need for effective online service is that e-business results in an eService multiplier effect. This means that a single e-business transaction can generate multiple eService interactions. These eService interactions are not limited to the resolution of post-transaction problems, but in fact occur before, during and after an e-business transaction has been completed.

     As a result of the eService multiplier effect, superior eService is increasingly the key to competitive differentiation for enterprises that formerly used price and selection as a means to attract and retain customers. Competition is increasingly driven by customer demand for prompt, accurate and personalized resolution of inquiries and problems. By successfully responding to these demands, companies are able to develop closer contacts and create long-term satisfaction and loyalty among their customers, partners, suppliers and employees. In turn, companies have the opportunity to increase their profitability per customer and reduce the need for continuous, substantial expenditures on marketing and other intensive customer acquisition and retention efforts.

  EXISTING SERVICE SOLUTIONS ARE INADEQUATE

     Despite the urgent need for comprehensive service solutions, current service offerings have not kept pace with the rapid evolution of e-business and traditional commerce. These solutions fail to meet the expectations and demands of the extended enterprise. Traditional service solutions, such as call centers and help desks, are neither scalable nor cost-effective because of labor-intensive and time-consuming customer interactions and the high turnover rates of service professionals. Despite attempts to streamline certain segments of the service continuum, companies have been unable to eliminate the inefficiencies of these solutions. Alternatives to telephone support, such as online chat or automated e-mail response applications, have been used to augment existing service solutions. However, these applications have proven insufficient to answer questions or solve problems in a way that fully satisfies the service needs of the extended enterprise.

     In addition, current customer service software applications, which are used to provide information to call centers and help desks, are rarely customized or personalized to a company's preferences. This results, among other problems, in lengthy service cycles for even the simplest service inquiries. These problems are particularly acute for online businesses. For example, a Jupiter Communications survey discovered that approximately 50% of the Web sites surveyed took five or more days to respond, never responded or failed to post an e-mail address on their Web site to address customer service e-mail requests. Further, the inability of customer service systems to transfer information across existing service solutions often results in end-users having to describe their problem at each stage of the service process as they switch from one communication channel to another or escalate to increasing levels of assisted service. Increased call center volumes often overwhelm call centers and lead to inaccurate and delayed responses. Therefore, the optimal eService solution must provide intelligent self-service and must support the agents who provide assisted service to end-users.

  REQUIREMENTS OF A COMPREHENSIVE ESERVICE SOLUTION

     The increasing dissatisfaction with current customer service and the heightened expectations resulting from the growth of the Internet require a solution which includes intelligent application software. In order to enable businesses to provide superior eService, a comprehensive solution needs to:

     - provide the option for a personalized self-service experience;

     - provide the end-user with the ability to escalate to assisted service and seamlessly transfer information across all communication channels, including e-mail, telephone, fax or chat, at any stage of interaction;

     - consolidate the knowledge base and intellectual capital throughout the organization and make it available throughout the extended enterprise;

     - learn through cumulative customer feedback and rapidly develop solutions to allow the enterprise to provide proactive service to its end-users;

     - offer the flexibility necessary to integrate with existing solutions and enable enterprises to rapidly deploy the technology; and

     - scale cost-effectively as the organization's service needs grow.

     An effective solution will enable anyone in the extended enterprise to address any question from any source via any communication channel at any time.

THE SERVICEWARE SOLUTION

     We are a leading provider of eService solutions that enterprises use to strengthen relationships with their customers, partners, suppliers and employees. We license software and content products to enterprises that form the basis of their eService solutions. Our solutions enable businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Our solutions also enable the extended enterprise to access this knowledge online. In addition, through the self-learning features of our patented Cognitive Processor, the solutions generated by our products are intelligent in that they are interactive, adaptable and have the capability automatically to update themselves. Customers can use our software and content products separately or as an integrated solution to reduce the cost and improve the quality of their customer service. We believe our solutions provide our customers with a number of key benefits, including:

     - DECREASED OPERATING COSTS. By enabling end-users to access customer service online and by aiding customer service agents to more effectively handle user requests, our solutions often provide cost savings and improve employee productivity. These savings and increased productivity are a result of reduced telephone call volume, the ability to process more end-user interactions per employee and reduced levels of employee training.

     - STRENGTHENED RELATIONSHIPS WITH THEIR END-USERS. Our solutions allow enterprises to provide their customers and other end-users with improved, timely and accurate service. Enterprises realize that the service function provides them with their closest contact with their customers and, by providing superior self or assisted service, they can create long-term customer satisfaction and loyalty. By providing better and more user-friendly service, our solutions increase the likelihood that a business' customers will complete specific transactions and that the enterprise will be able to attract and retain its customers.

     - IMPROVED DISSEMINATION OF ENTERPRISE KNOWLEDGE. Our eService Suite enables our customers to develop a common knowledge base of intellectual capital, which is collected from their business systems and experts throughout their organization, and makes it available throughout the extended enterprise. All communications from a business to its customers, partners, suppliers or employees, whether through telephone support, self-service, e-mail or chat, draw from this knowledge base. Additionally, the patented Cognitive Processor contained in our eService Suite provides a self-learning capability that continually learns at each request, which keeps responses up to date and accurate and provides end-users with relevant and useful answers to their questions.

     - SEAMLESS INTEGRATION WITH EXISTING SOLUTIONS. Our products are designed for rapid deployment, typically in eight to 12 weeks, and some of our customers have implemented our solutions in as little as three weeks. Our software helps our customers to preserve their investments in, and deployments of, call center and help desk products, workflow tools, knowledge bases and other applications. Our solution enhances these capabilities and integrates them into a cohesive and automated Internet service infrastructure by integrating with applications from leading companies such as Nortel Networks, Oracle, Peregrine Systems, Remedy and Siebel Systems. As a result, this enables our customers to deploy best of breed applications configured to suit their particular eService needs.

     - CONSISTENT SERVICE ACROSS COMMUNICATION CHANNELS. Our solution allows access to knowledge from a wide variety of communication channels. Our proprietary software enables end-users to transfer inquiries easily from self-help to e-mail responses to live interaction. Escalation of customer inquiries helps ensure that our customers efficiently apply the appropriate level of resources toward their customers' satisfaction while reducing the risk of losing a customer because of perceived unresponsiveness.

     - SCALABILITY FOR LARGE AND GROWING ENTERPRISES. The architecture of the eService Suite allows both large and growing organizations to maintain a consistent level of service as the volume of traffic across their communication channels increases. By adding additional servers, providing replication features between servers and capitalizing on the capabilities of our Java-based architecture, our products provide consistent responsiveness to end-user interactions despite rising volumes of traffic.

STRATEGY

     Our solutions enable enterprises to provide a Web-based eService platform for their customers, partners, suppliers and employees to access and manage business critical knowledge. Our objective is to leverage this platform to become the leading worldwide provider of eService solutions. To achieve our goal, we intend to:

     - ENHANCE TECHNOLOGY AND PRODUCT LEADERSHIP. We intend to broaden our leadership position in the e-service solutions market by continuing to increase the performance, functionality and scalability of our eService Suite. We plan to continue to design our products to be highly scalable throughout the extended enterprise, easily configurable and able to integrate with both front-end best of breed applications and existing enterprise systems. We plan to continue to devote substantial resources to the development of new and innovative technologies, including our patented Cognitive Processor, to increase efficiencies, offer real time answers and minimize service response time. We intend to expand the current eService Suite offering to incorporate advances in wireless and handheld technology for mobile users which will allow us to add value to existing customer implementations, leverage the capabilities of the technologies we deploy and extend our reach within the enterprise.

     - EXPAND FOCUS ON SOFTWARE BUSINESS. Our corporate restructuring involves an exclusive focus on our software business, significant expense reductions, and active plans to exit the subscription content business. Our restructuring positions us to enhance our focus on our eService software market and our eService Suite offering.

     - EXPAND INTERNET-BASED DELIVERY MODEL. We plan to expand our software offerings to businesses by deploying a hosted Web-based delivery model for our eService Suite. By offering a new Web-based subscription model, our customers will be able to minimize their upfront investment in hardware, software, content and services. To facilitate this Web-based delivery model, we are planning to partner with leading application service providers to host our eService Suite.

     - CONTINUE TO BUILD BRAND AWARENESS. To enhance public awareness of our eService offerings, we are pursuing an aggressive brand development strategy by increasing mass market and targeted advertising, continuing a visible presence at industry/partner events and maintaining relationships with recognized industry analysts and the public. We believe that our marketing programs will highlight the advantages of our eService Suite relative to our competitors. We also believe that enhancing our brand will increase opportunities with corporate customers.

     - EXPAND STRATEGIC ALLIANCES. In order to broaden our market presence, enter new geographic and vertical markets and increase adoption of our solutions, we plan to strengthen existing and pursue additional strategic alliances with consultants, systems integrators, value-added resellers and independent software vendors of complementary products. We intend to use these partners to increase our sales by leveraging our partners' industry expertise, business relationships and sales and marketing resources. Currently, we have strategic alliances with Electronic Data Systems Corporation, Clarify, Oracle, Peregrine Systems, Remedy and Siebel. Additionally, we plan to increase our service capabilities by pursuing strategic relationships with leading systems integrators and consultants.

     - EXPAND INTERNATIONAL PRESENCE. To expand our sales to both new and existing customers, we intend to increase our worldwide sales effort by adding direct sales personnel and new office locations to complement our existing international operations in the United Kingdom. In addition, to capitalize on international opportunities for our eService solutions, we intend to commence product localization efforts, initially concentrating on European markets such as France, Germany, Italy, the United Kingdom and Scandinavia and then later expanding to other international markets. Furthermore, we intend to increase our relationships with local distributors in international markets.

PRODUCTS AND SERVICES

     Our eService Suite is a software solution which allows our customers to provide personalized, automated e-service tailored to the needs of their end-users. Our eService Suite includes our eService Site, eService Architect and eService Professional software products. Although we are currently focusing on our software products and enhancing our eService Suite, RightAnswers.com, our Content Segment product, is still available to our customers. In addition to our products, we offer integration, training, consulting and maintenance services related to our products.

ESERVICE SITE. The eService Site allows our customers to provide Web-based self-service to their end-users. End-users can access the eService Site through an Internet or corporate intranet connection. This Web-based eService solution allows self-help users to access the knowledge base at any time, using a simple, easy-to-use, intuitive interface via a natural language query. The eService Site can be customized to conform to the look and feel of a customer's Web site.

ESERVICE ARCHITECT. The eService Architect provides a robust set of knowledge tools that allows customers' subject matter experts and system administrators to administer, design, manage and maintain knowledge bases. The eService Architect provides knowledge authoring and editing capabilities as well as administrative tools for all necessary product suite functions.

ESERVICE PROFESSIONAL. The eService Professional provides a Web-based application interface for customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base as well as capture and revise additional knowledge. eService Professional integrates with many of our partners' customer relationship applications to provide a seamless interface for a customer service professional.

RIGHTANSWERS.COM. RightAnswers.com is an Internet based knowledge portal that enables our customers to access a continuously updated database of over 340,000 problem solution pairs. RightAnswers.com offers multi-vendor support content obtained from leading technology companies, including Microsoft, Novell and 3Com. In addition to the technology content supplied by our partners, RightAnswers.com includes technology content that we have produced in house for common desktop, network and SAP R/3 applications. RightAnswers.com has been primarily distributed on a subscription basis. A CD ROM version of the product is also available. In February 2001, we announced a strategic corporate restructuring pursuant to which we will focus our business exclusively on revenue growth opportunities in our Software Segment business and will sell or discontinue our Content Segment business (RightAnswers.com).

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT. Our professional services organization provides our customers with implementation and integration services, which allow them to deploy our eService solutions effectively. In addition, our professional services organization offers education and training to enable our customers' internal team to support the implementation and maintenance of our solutions. All customers under a maintenance agreement have access to our technical support engineers via telephone, fax or e-mail. In addition, we provide self-service support to our customers on a twenty-four hours a day, seven days a week basis through our www.serviceware.com Web site.

DECISION INTEGRITY TEAM. Our Decision Integrity Team is comprised of experts in knowledge management and organizational behavior who apply analytical methodologies and an understanding of business processes to help organizations make an informed decision regarding the choice of knowledge management as a technological solution. Specifically, our Decision Integrity Team's role is to help organizations determine if our products are the appropriate fit for the organization by identifying measurable success factors and projecting return on investment.

TECHNOLOGY AND ARCHITECTURE

     Our eService Suite employs industry-standard technologies to create an object-based open architecture for all of our applications. The suite is based on an n-tiered architecture which permits the use of multiple servers for scalability and a clear division of responsibility between our software programs. This division provides flexibility and scalability.

     At the core of our technology is our Cognitive Processor, which provides self-learning capability to our eService Suite. The Cognitive Processor uses patented algorithm technology based on neural network and Bayesian statistical principles. Through these algorithms, the Cognitive Processor is capable of learning from past transactions. Access to the Cognitive Processor is provided via our knowledge server, which performs the role of an application server. The knowledge server, written in the C++ programming language, performs session management, thread management, spooling, caching and access management to the Cognitive Processor. The replication capability of the server was designed to update multiple databases worldwide on a distributed network by using any leading database application. This permits our customers to locate servers in various locations close to their end-user base.

     We refer to the architecture of our family of Web-based products as Java Knowledge Management Architecture, or JKMA. The JKMA is a framework built using Java and XML that includes components specifically designed to take advantage of each element of the modern Web environment. This enables an extremely configurable, extensible application to be delivered based on current Internet standards. New tools and products based on the JKMA framework can be built at an accelerated pace as standard system functionality is already available in the core framework.

CUSTOMERS

     With a greater number of customers than many of our competitors, we are a leading provider of software and content solutions used by businesses to provide an Internet-based eService platform. To date, we have licensed our eService Suite to over 200 customers. We have traditionally targeted our products and services to a wide range of industry groups.

     The following customers are representative of our historical customer base and target market.

SERVICES                                                 CONSUMER
ADP                                                      Kimberly Clark
DecisionOne                                              The Disney Store
Fourth Shift                                             Yamaha Corporation of America
Marriott
Stream International                                     TECHNOLOGY/COMMUNICATIONS
                                                         Canon
FINANCIAL SERVICES                                       CDW
First Union National Bank                                Compaq
Fleet Services                                           Concord EFS
Merrill Lynch                                            Data General
Transamerica Occidental Life Insurance                   Hewlett-Packard
                                                         Ingram Micro
EDUCATION GOVERNMENT                                     Made2Manage Systems
Gelco Government Services                                Marconi Communications
U.S. Air Force                                           National Computer Systems
U.S. Navy                                                Nortel Networks
U.S. Patent & Trademark Office                           Sharp Electronics
University of Utah                                       Texas Instruments
Wake Forest University                                   United Messaging
                                                         U.S. Cellular Wireless Communications
HEALTHCARE
Allina Health Systems                                    INDUSTRIAL
Amgen                                                    Eaton Cutler-Hammer
Hoechst HiServ                                           Hughes Supply
McKesson - HBOC                                          Johnson Controls
Pfizer                                                   Logicon Commercial Information

SALES AND MARKETING

     We market our solutions through a direct sales force and indirect sales channels. We sell our eService Suite primarily through our direct sales force. We have sales personnel throughout North America and internationally in the United Kingdom and Germany.

     To increase the effectiveness of our direct selling efforts and our penetration of the eService solutions market, we build brand awareness of ServiceWare and our solutions through numerous marketing programs. These programs include print and Internet advertisements, direct mailings, public relationship activities, trade shows, seminars and other major industry/partner events, market research and our Web site.

     Our marketing organization creates materials to support the sales process, including brochures, data sheets, case histories, return-on-investment analyses, presentations, white papers and demonstrations. In addition, our marketing group helps identify and develop key partnership opportunities and channel distribution relationships.

STRATEGIC ALLIANCES

     We have established strategic alliances with leading providers of Internet software technologies. These alliances augment our sales and marketing organization by enabling us to increase market awareness, distribution and market penetration of our products and services, as well as to extend the technical and functional application of our eService solutions.

  DISTRIBUTION ALLIANCES

     We have established distribution alliances with leading providers of complementary e-business technologies who resell or co-market our solutions. We benefit from the lead generation and established marketing capabilities of these firms. In turn, our partners benefit from being able to offer more comprehensive solutions in their product offerings and thereby increase their customers' satisfaction. We currently have strategic distribution and marketing alliances with several vendors, including Clarify, Oracle, Peregrine Systems, Remedy and Siebel.

  SERVICE ALLIANCES

     We have established service alliances with leading systems integrators, including Electronic Data Systems Corporation and Materna, to increase our breadth of implementation and professional services. These service partners complete a rigorous training program to become fully certified to implement our solutions, and we continue to work with our service partners as a team to ensure a fast, effective path to the deployment of our eService solution to enable our customers to reap the benefits our eService solution immediately.

RESEARCH AND DEVELOPMENT

     We develop most enhancements to our existing and new products internally. We plan to continue to evaluate externally developed technologies for integration into our product line as well.

     Our research and development expenditures for fiscal, 2000, 1999 and 1998 were approximately $8.7 million, $6.8 million and $5.3 million. In order to keep pace with the rapidly changing technology environment, we expect to continue to devote significant resources toward research and development.

COMPETITION

     We compete in the emerging market of eService solutions. Competition in this market is rapidly evolving and intense, and we expect competition to intensify further in the future as current competitors expand their product offerings and new competitors enter the market. Current competitors include in-house developed applications and providers of commercially available eService solutions, including Broadbase, eGain Communications, Peregrine Systems, Primus Knowledge Solutions and RightNow Technologies.

     We believe that the principal competitive factors affecting our market include referenceable customers, the breadth and depth of a given solution, product quality and performance, core technology, product scalability and reliability, product features and the ability to implement solutions and respond timely to customer needs.

     Although we believe that we currently compete favorably with respect to the principal competitive factors in our market, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidation.

INTELLECTUAL PROPERTY

     Our success and ability to compete effectively depends, in part, upon our proprietary rights. We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights in our software, documentation and other written materials. These legal protections afford only limited protections for our proprietary rights and may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.

     We have two patents, one pertaining to certain proprietary data structures and the other pertaining to our Cognitive Processor. We also have four trademark registrations in the United States.

     We seek to avoid disclosure of our intellectual property by generally entering into confidentiality or license agreements with our employees, consultants and alliance partners, and generally control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products.

     Policing unauthorized use of our proprietary information is difficult, and we may be unable to determine the extent of unauthorized copying or use of our products or technology. Further, third parties which have been granted certain limited contractual rights to use proprietary information may improperly use or disclose such proprietary information. In addition, certain of our products require us to have licenses from third parties for use. These licenses may be subject to cancellation or non-renewal. In this event, we will be required to obtain new licenses for use of these products, which may not be available on commercially reasonable terms, if at all, and could result in product shipment delays and unanticipated product development costs.

EMPLOYEES

     We believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. As of December 31, 2000, we had 252 employees, including 76 in sales, 51 in customer services, 72 in research and development, 21 in marketing, 19 in general and administration, and 13 in operations. After our corporate restructuring on February 28, 2001, we had 211 employees, including 62 in sales, 55 in customer services, 52 in research and development, 18 in marketing, 17 in general and administration, and 7 in operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

BECAUSE OUR CURRENT LINE OF PRODUCTS IS RELATIVELY NEW, OUR HISTORICAL FINANCIAL RESULTS ARE NOT HELPFUL IN EVALUATING OUR PROSPECTS

     We have undergone a number of changes in our business model. We began in 1991 as a provider of consulting services, and later developed and sold content relating to technology products for use by customer service operations. In July 1999, we acquired the Molloy Group and its complementary software product suite. Last year we integrated our product offerings with those of the Molloy Group and launched a suite of software and content products intended to form the basis of businesses' eService solutions. Since the announcement of our corporate restructuring in February 2001, we have re-allocated our resources to the ongoing enhancement of our eService Suite software product and have been actively engaged in discussions regarding the sale of our content subscription business. Because our current line of software products is relatively new, our historical financial results are not helpful in evaluating our prospects.

OUR CORPORATE RESTRUCTURING MAY NOT PRODUCE ANY OF THE EXPECTED BENEFITS, AND THE RESTRUCTURING CHARGE WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

     On February 28, 2001, we announced a strategic corporate restructuring plan. There can be no assurance that we will recognize any of the expected benefits of this restructuring plan. In 2000 and 1999, our Content Segment business accounted for 41.3% and 61.6% of our total revenues, respectively, and we cannot assure you that our continuing Software Segment business will be able to offset the loss of revenues from our Content Segment business in 2001 or in future years. In addition, in connection with our restructuring, we are taking a restructuring charge of approximately $2.0 million in the first quarter of 2001. This restructuring charge will have a material adverse effect on our results of operation for the year ending December 31, 2001.

ALTHOUGH WE HAVE ACHIEVED RECENT REVENUE GROWTH, WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. Therefore, our recent annual revenue growth should not be an indicator of the rate of revenue growth, if any, we can expect in the future. As of December 31, 2000, we had an accumulated deficit of $37.0 million. We have not achieved profitability on a quarterly or annual basis to date. In 2000, we incurred net losses of $19.8 million and in 1999, we incurred net losses of $10.1 million. We currently expect to increase our operating expenses significantly, expand our software development staff, increase our sales and marketing expenditures, and continue to develop and expand our customer services team. If these expenses precede or are not followed by increased revenues, our losses will continue to grow.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM NON-RECURRING SALES TO A LIMITED NUMBER OF CUSTOMERS, BECAUSE OUR EXPENSES ARE RELATIVELY FIXED AND BECAUSE OF OUR REVENUE RECOGNITION POLICIES, OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST, AND IT IS DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE

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

THE ESERVICE SOLUTIONS MARKET IS NEW AND EVOLVING AND, IF IT DOES NOT GROW RAPIDLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED

     The eService solutions market is an emerging industry, and it is difficult to predict how large or how quickly it will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our eService Suite and will be willing to access our content over the Internet. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these eService solutions.

IF WE FAIL TO EXPAND OUR DIRECT SALES FORCE OUR GROWTH WILL BE IMPEDED

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

IF WE FAIL TO DEVELOP NEW RELATIONSHIPS AND ENHANCE EXISTING RELATIONSHIPS WITH THIRD-PARTY DISTRIBUTORS, SOFTWARE VENDORS AND VALUE-ADDED RESELLERS THAT HELP SELL OUR SERVICES AND PRODUCTS, OUR REVENUES MAY NOT GROW OR MAY DECLINE

     We derive a significant portion of our product revenues from third-party software distributors, vendors and value-added resellers. Our ability to achieve revenue growth in the future will depend on our success in continuing to develop new relationships and enhance existing relationships with these software distributors, vendors and value-added resellers. Additionally, the loss of a third-party distributor could significantly adversely affect our financial results. In 2000, sales to Tivoli, a third-party distributor that distributed our content products, accounted for 24% of our recognized revenues. Tivoli has recently been acquired by another corporation, and we have been informed that the Tivoli Service Desk product, with which RightAnswers.com is distributed, will be discontinued. At times, we rely on these third parties to recommend and sell our products to their customers, and to install and support our products for their customers. Because of our reliance on these third parties, we face the risk that these software distributors, vendors and value-added resellers may:

     - choose not to recommend, install or sell our products;

     - develop, market or recommend software applications that compete with our products;

     - fail to implement their products and/or our eService solutions and services on the schedule required by the customers;

     - encounter their own financial or operational problems;

     - change their business strategy;

     - terminate their business relationships with us; or

     - be acquired by companies who choose to limit or discontinue relationships with us.

WE HAVE RELATIVELY FEW MAJOR CUSTOMERS, AND THE LOSS OF ONE OR MORE OF OUR PRINCIPAL CUSTOMERS WOULD RESULT IN DECREASED REVENUES

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

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES ARE DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as a greater proportion of our total revenues will be derived from our eService Suite, which has a high average contract size. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. Because of the lengthy sales cycle for our products and services, we may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS

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

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, SALES OF OUR PRODUCTS MAY DECREASE

     The software industry is characterized by rapid technological change, including changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards. If we fail to keep pace with the technological progress of our competitors, sales of our products may decrease.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, AND THE LOSS OF THIS TECHNOLOGY COULD DELAY IMPLEMENTATION OF OUR PRODUCTS, INJURE OUR REPUTATION OR FORCE US TO PAY HIGHER ROYALTIES

     We rely, in part, on technology that we license from a small number of software providers for use with our products. After the expiration of these licenses, this technology may not continue to be available on commercially reasonable terms, if at all, and may be difficult to replace. The loss of any of these technology licenses could result in delays in introducing or maintaining our products until equivalent technology, if available, is identified, licensed and integrated. In addition, any defects in the technology we may license in the future could prevent the implementation or impair the functionality of our products, delay new product introductions or injure our reputation. If we are required to enter into license agreements with third parties for replacement technology, we could be subject to higher royalty payments.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL, ESPECIALLY SOFTWARE DEVELOPERS

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or the release of deficient software products. Any such delays or defective products would likely result in lower sales. Even though we expect further growth in the number of our personnel, competition for this type of personnel is intense. In particular, we have experienced difficulty in hiring and retaining sales personnel, product managers, software developers and professional services employees.

PROBLEMS ARISING FROM THE USE OF OUR PRODUCTS WITH OTHER VENDORS' PRODUCTS COULD CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT ATTENTION FROM OUR PRODUCT DEVELOPMENT EFFORTS AND CAUSE CUSTOMER RELATIONS PROBLEMS

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

IF CERTAIN COMPANIES CEASE TO PROVIDE OPEN PROGRAM INTERFACES FOR THEIR CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE IT WILL BE DIFFICULT TO INTEGRATE OUR SOFTWARE WITH THEIRS. THIS WILL DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including customer relationship management software sold by Clarify, Oracle, Peregrine Systems, Remedy and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products would make our products less desirable and could lead to lower sales.

WE FACE SIGNIFICANT GOODWILL COSTS RELATED TO OUR ACQUISITION OF THE MOLLOY GROUP WHICH WILL ADVERSELY AFFECT OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE, AND THESE COSTS COULD INCREASE

     We face significant goodwill costs as a result of our acquisition of the Molloy Group in July 1999. In addition, we may not achieve value from the acquisition of the Molloy Group commensurate with the purchase price we paid.

     As a result of the Molloy Group acquisition, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of December 31, 2000, we had goodwill and other intangibles of approximately $7.6 million, which we expect to amortize over two to four years from the date of the acquisition. If the amount of recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of the goodwill, the amount of amortization could be increased, or the period of amortization could be shortened. This would either increase annual amortization charges or result in the write-off of goodwill in a one-time, non-cash charge, either of which could be significant and would likely harm our operating results.

BECAUSE WE COMPETE IN THE EMERGING MARKET FOR ESERVICE SOLUTIONS, WE FACE INTENSE COMPETITION FROM BOTH ESTABLISHED AND RECENTLY FORMED ENTITIES, AND THIS COMPETITION MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

     We compete in the emerging market for eService solutions and changes in the eService solutions market could adversely affect our revenues and profitability. We face competition from many firms offering a variety of products and services. In the future, because there are relatively low barriers to entry in the software industry, we expect to experience additional competition from new entrants into the eService solutions market. In particular, our current distributors or strategic partners may enter our market with competitive products. Many of these potential competitors have well-established relationships with our current and potential customers, extensive knowledge of the eService industry, better name recognition, significantly greater financial, technical, sales, marketing and other resources and the capacity to offer single vendor solutions. It is also possible that alliances or mergers may occur among our competitors and that these newly consolidated companies could rapidly acquire significant market share. Greater competition may result in price erosion for our products and services, which may significantly affect our future operating margins.

IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in certain new versions of existing products and in new products after their introduction. In the event that the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need eService solutions at all. In either case, sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a great sensitivity to product defects.

BECAUSE OUR PRODUCTS ARE CRITICAL TO THE OPERATIONS OF OUR CUSTOMERS' BUSINESSES, WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS

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

BECAUSE WE HAVE ISSUED OPTIONS TO EMPLOYEES BELOW THE THEN CURRENT FAIR MARKET VALUE AND MAY DO SO AGAIN IN THE FUTURE, WE WILL INCUR ADDITIONAL NON-CASH CHARGES ASSOCIATED WITH STOCK-BASED COMPENSATION ARRANGEMENTS

     We have issued options to employees and non-employees which are subject to various vesting schedules of up to 48 months. Because we have issued options to employees below the then current fair market value and may do so again in the future, we will incur additional non-cash charges for these options. This expense could directly reduce our operating results and indirectly affect the price of our common stock.

OUR RECENT GROWTH IN OUR SOFTWARE SEGMENT HAS PLACED A STRAIN ON OUR ABILITY TO RAPIDLY INSTALL AND IMPLEMENT OUR SOFTWARE PRODUCTS AND TRAIN OUR CUSTOMERS' EMPLOYEES TO USE THESE PRODUCTS. IF WE FAIL TO MANAGE OUR FUTURE GROWTH, OUR BUSINESS COULD SUFFER

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

INTEGRATION OF A NEW MANAGEMENT TEAM AND NEW PERSONNEL MAY STRAIN OUR OPERATIONS AND OUR NEW MANAGEMENT TEAM MAY HAVE DIFFICULTY MANAGING OUR GROWTH

     Five members of our senior management team have joined us since January 1, 2000. Although a significant reduction of employees occurred in conjunction with our restructuring in February 2001 and our acquisition of the Molloy Group in July 1999, we have continued to hire new employees. Our new employees include a number of key managerial, sales, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization. In addition, our current senior management has limited experience working together in the management of a rapidly growing enterprise. If we are unable to integrate our new employees or if senior management fails to manage our growth effectively, we could lose customers who believe they are not receiving the support they require from us and we could face product delivery delays and product quality problems.

BECAUSE OUR SUCCESS DEPENDS ON THE UNINTERRUPTED OPERATION OF OUR COMPUTER SYSTEMS, THEIR SABOTAGE OR SIMILAR DISRUPTIONS WOULD LIKELY DAMAGE OUR ABILITY TO SELL OUR PRODUCTS

     Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware and network systems. Our network may be vulnerable to disruptions due to electronic attacks. Because the techniques used by computer hackers to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. An actual or perceived breach of Internet security in our internal systems or those of our customers could adversely affect the market perception of our products and services. Although we have typically had efficient and uninterrupted operation of our computer and communications hardware and network systems, our e-mail network and our network systems have been interrupted as a result of viruses on two occasions in the past, which hampered our ability to support our customers and our internal communications.

     In addition, a substantial number of our computer and communications systems are located in Oakmont, Pennsylvania. Our systems and operations are vulnerable to damage or interruption from fire, power loss, telecommunications failure and similar events.

IF OUR CUSTOMERS' SYSTEM SECURITY IS BREACHED AND CONFIDENTIAL INFORMATION IS STOLEN, OUR BUSINESS AND REPUTATION COULD SUFFER

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

OUR PLAN TO EXPAND OUR SERVICE CAPABILITY COULD ADVERSELY AFFECT GROSS PROFIT MARGINS AND OPERATING RESULTS

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

BECAUSE REVENUES FROM TERM LICENSES ARE RECOGNIZED MORE SLOWLY THAN THOSE FROM PERPETUAL LICENSES, A CHANGE TO A TERM LICENSE-BASED SALES MODEL WOULD RESULT IN LOWER RECOGNIZED SHORT TERM REVENUES

     In the future, we may derive more revenues from licensing arrangements in which our customers purchase a license for a fixed term. We plan to recognize revenues from these arrangements ratably over the life of the contract. If customer demand for these arrangements increases, we may have lower revenues in the short term than we otherwise would, because revenues for licenses sold under these arrangements will be recognized over time rather than upon installation and training.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS IN LITIGATION AND AN EROSION IN THE VALUE OF OUR BRANDS AND PRODUCTS

     Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. We currently have two patents. One of these patents pertains to certain proprietary data structures and the other pertains to our Cognitive Processor. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents would be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

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

THE SUCCESS OF OUR SOFTWARE PRODUCTS DEPENDS ON ITS ADOPTION BY OUR CUSTOMERS' EMPLOYEES. IF THESE EMPLOYEES DO NOT ACCEPT THE IMPLEMENTATION OF OUR PRODUCTS, OUR CUSTOMERS MAY FAIL TO RENEW THEIR SERVICE CONTRACTS AND WE MAY HAVE DIFFICULTY ATTRACTING NEW CUSTOMERS

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

WE DEPEND ON INCREASED BUSINESS FROM OUR NEW CUSTOMERS AND, IF WE FAIL TO GROW OUR CLIENT BASE OR GENERATE REPEAT BUSINESS, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED

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

OUR BUSINESS DEPENDS ON THE GROWTH OF THE INTERNET, THE CAPACITY AND VIABILITY OF THE INTERNET INFRASTRUCTURE AND OUR ABILITY TO ADAPT IN A RAPIDLY CHANGING INDUSTRY

     Our products address a new and emerging market for eService solutions to businesses' customer service needs. Therefore, our future success depends substantially upon the widespread adoption of the Internet as a significant medium for commerce and business applications. If this market fails to develop or develops more slowly than expected, demand for our products and services will be reduced and our revenues will decrease. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Moreover, critical issues like security, reliability, cost, accessibility and quality of service remain unresolved and may negatively affect the attractiveness of conducting commerce and business transactions over the Internet. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS

     As e-business, eService and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet covering issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for e-business and eService and, therefore, the market for our products and services.

     The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation of the Telecommunications Act's information and content provisions are currently unsettled. The imposition upon us and other software and service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the Act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this new legislation and the Communications Decency Act could expose companies involved in e-business to liability, which could limit the growth of Internet usage and e-business generally and, therefore, the demand for eService solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

THE IMPOSITION OF SALES TAX AND OTHER TAXES ON PRODUCTS SOLD BY OUR CUSTOMERS OVER THE INTERNET COULD HAVE A NEGATIVE EFFECT ON ONLINE COMMERCE AND, INDIRECTLY, THE DEMAND FOR OUR PRODUCTS AND SERVICES

     The imposition of new sales taxes or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress may choose not to renew this legislation in 2001, in which case state and local governments would be free to impose additional taxes on electronically purchased goods. We believe that most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in e-business. A successful assertion by one or more states or foreign countries that companies that engage in e-business should collect sales or other taxes on the sale of their products over the Internet, even though not physically in the state or country, could indirectly reduce demand for our products.

PRIVACY CONCERNS RELATING TO THE INTERNET ARE INCREASING, WHICH COULD RESULT IN LEGISLATION THAT ADVERSELY AFFECTS OUR BUSINESS AND/OR REDUCES SALES OF OUR PRODUCTS

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

WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS

     The stock market is currently experiencing significant price and volume fluctuations that have affected the market price for the common stocks of technology companies, particularly Internet companies like ours. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in that type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm our business and operating results.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR STOCKHOLDERS

     The market price for our common stock is volatile and subject to fluctuations in response to the risks described above and many others, some of which are beyond our control. The market prices for stocks of Internet companies and other companies whose businesses are heavily dependent on the Internet have generally proven to be highly volatile.

                                   MANAGEMENT
EXECUTIVE OFFICERS

     The following table sets forth specific information regarding our executive officers as of March 19, 2001:

                   NAME                     AGE                   POSITION(S)
                   ----                     ---                   -----------
Rajiv Enand...............................  39     Chairman of the Board of Directors
                                                   President, Chief Executive Officer and
Mark Tapling..............................  44     Director
                                                   Chief Financial Officer, Treasurer and
Mark Finkel...............................  46     Secretary
Roberto Aguas.............................  31     Vice President of Products and Technology
Richard Joslin............................  38     Vice President of Customer Care
                                                   Vice President of Global Sales and
Michael Chaplo............................  44     Marketing
                                                   Vice President of Global Enterprise
Scott Schwartzman.........................  38     Services
Charles Rudisill..........................  38     Vice President of Business Development

     RAJIV ENAND has served as Chairman of the Board of Directors since August 1999. Mr. Enand previously served as our President from July 1998 to May 1999, Chief Executive Officer from July 1998 to January 2000, Vice President of Business Development from May 1996 to July 1998, Vice President of Operations from February 1995 to May 1996 and Vice President of Engineering from April 1993 to February 1995. Mr. Enand received a Bachelor of Science degree in Computer Science from West Virginia University and has completed graduate courses at East Tennessee State University and Southern Methodist University.

     MARK TAPLING has served as our President and Chief Executive Officer since January 2000 and as a director since May 2000. Mr. Tapling previously served as our President and Chief Operating Officer from May 1999 to January 2000 and as our Vice President of Worldwide Sales from February 1998 to May 1999. From September 1996 to February 1998, Mr. Tapling was employed by Comshare, most recently as Senior Vice President of Operations for the Americas. From April 1994 to September 1996, Mr. Tapling was employed by Lotus Development Corporation, most recently as Region Director for the Northeast. Mr. Tapling received a Bachelor of Science degree in Economics and Management from Michigan State University.

     MARK FINKEL has served as our Chief Financial Officer since January 2000 and our Treasurer and Secretary since May 2000. From June 1996 to January 2000, Mr. Finkel was employed as a consultant and/or acting executive officer for a variety of technology companies, including InterWorld, BackWeb Technologies and the Molloy Group. From May 1995 to June 1996, Mr. Finkel was employed by Logic Works as Executive Vice President and Chief Financial Officer. Mr. Finkel received a Bachelor of Arts degree from Oberlin College, a Master's degree in Business Administration from New York University and a Juris Doctor degree from the University of California at Davis.

     ROBERTO AGUAS has served as our Vice President of Products and Technology since January 2001 and prior to that served as our Vice President of Product Management and Strategy since July 2000 and Senior Director of Product and Strategy since March 2000. Mr. Aguas was Vice President, Products and Strategy of SuperNova Inc. from January 1998 to March 2000. Previously, Mr. Aguas was employed by Seer Technologies, Inc., from June 1992 to July 1998 where he held many management positions, most recently as the Director of the Component Business Unit. Mr. Aguas received a Bachelor of Science degree in Electrical Engineering from Rutgers University.

     RICHARD JOSLIN has served as our Vice President of Customer Care since September 1999. From October 1995 to September 1999, Mr. Joslin held a variety of positions with us, most recently as Vice President of Knowledge Engineering. Mr. Joslin received a Bachelor of Science degree in Computer Science from Indiana University of Pennsylvania. Mr. Joslin has received a number of industry commendations in the customer service field, including the 1999 Service 25 Award from ServiceNews magazine.

     MICHAEL CHAPLO has served as our Vice President of Global Sales and Marketing since December 2000. From September 1999 to November 2000, Mr. Chaplo was Senior Vice President of Marketing at priceline.com, an Internet company. Prior to that, he spent 20 years at AT&T where he held a variety of positions in sales, marketing and product management, most recently as Marketing Vice President, WorldNet Service. Mr. Chaplo received a Bachelor of Science degree in Business Administration from Utica College of Syracuse University and a Master's Degree in Business Administration from Fairleigh Dickinson University.

     SCOTT SCHWARTZMAN has served as our Vice President of Global Enterprise Services since October 2000. From September 1998 to September 2000, Mr. Schwartzman was employed as Vice President of Professional Services at Firepond, Inc., a provider of e-business selling solutions. From February 1994 to August 1998, Mr. Schwartzman was employed by SAP America, an Enterprise Resource Planning (ERP) software company, where he held a variety of positions and was most recently Director of Professional Services. Mr. Schwartzman received a Bachelor of Science degree in Business Administration from Syracuse University.

     CHARLES RUDISILL has served as our Vice President of Business Development since December 2000. From October 1999 to November 2000, Mr. Rudisill was employed as Managing Director of Trans@ctive Partners, Inc., a boutique investment banking firm. From June 1994 to June 1999, Mr. Rudisill held positions at Mastech Corporation (now iGATE Capital Corporation) as Investor Relations Director and Director of Corporate Development. Mr. Rudisill received a Bachelor of Science degree in Business Administration from Shenandoah University.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Oakmont, Pennsylvania where we lease 28,200 square feet of office space. The term of the lease expires in 2006. We also operate a 24,300 square foot office in Parsippany, New Jersey. This lease expires in 2002. We also lease a 3,871 square foot office in Redwood City, California with the term of lease expiring in 2002 and a smaller office in the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since August 25, 2000. On March 19, 2001, the last sale price of our common stock was $1.00 per share. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                HIGH        LOW
                                                               -------    -------
2000
  Fourth Quarter...........................................    $7.6875    $2.5000
2001
  First Quarter (January 1, 2001 to March 19, 2001)........    $4.8750    $0.6562

     As of March 19, 2001, there were approximately 252 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     Prior to our initial public offering in August 2000, we declared and paid dividends on our Series A and Series B preferred stock in cash and shares of common stock. Series C preferred stock also received dividend shares as a result of anti-dilution provisions. A total of $157,925 was paid in cash and 670,138 shares of common stock were issued in conjunction with these dividends. At the time of our initial public offering, all shares of our preferred stock were converted into shares of our common stock.

     We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 2000, we have sold and issued the following securities:

     1. On June 2, 2000, we sold an aggregate of 1,325,000 shares of our Series F convertible preferred stock, par value $0.01 per share, at a purchase price of $8.00 per share to a total of nine accredited investors.

     2. On June 2, 2000, we granted 233,333 warrants to buy common stock to Electronic Data Systems Corporation.

     3. From January 1, 2000 through November 21, 2000, we granted options to purchase an aggregate of 1,700,740 shares of common stock to a number of our employees, directors, officers and individuals who served as consultants. No consideration was received by us upon grant of these options. As of March 19, 2001, 675,000 of the total options set forth above have been exercised for an aggregate consideration of $1,687,500.

     The issuances of the above securities were intended to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving any public offering. In addition, the issuances described in Item 3 were intended to be exempt from registration under the Securities Act in reliance upon Rule 701 and/or Rule 4(2) promulgated under the Securities Act. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates, warrants and options issued in such transactions. We believe that all recipients had adequate access to information about us through their relationships with us.

USES OF PROCEEDS FROM REGISTERED SECURITIES

     On August 24, 2000, the SEC declared effective our initial public offering Registration Statement on Form S-1 (File No. 333-33818). The managing underwriter in the offering was C.E. Unterberg, Towbin. The Registration Statement covered the sale of 4,500,000 shares of our common stock at an offering price of $7 per share. In addition to the 4,500,000 shares of common stock offered, C.E. Unterberg, Towbin was given an option to purchase up to an additional 675,000 shares of common stock at an offering price of $7 per share. C.E. Unterberg, Towbin purchased an aggregate of 5,175,000 shares of our common stock for an aggregate consideration of approximately $36.2 million. Proceeds after accounting for approximately $2.5 million in underwriting discounts and commissions and approximately $2.1 million in other expenses were $31.6 million. The underwriting discounts and commissions of approximately $2.5 million were paid to C.E. Unterberg, Towbin, which owns over 10% of our common stock. Principally all of the net proceeds have been invested in United States government securities and investment-grade, interest-bearing instruments with maturities of a maximum of two years. We used $2.5 million of the net proceeds to repay our term loan and $1.0 million of the net proceeds to repay our revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition of Operations" and our consolidated financial statements and related notes. We have derived the consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 from our consolidated financial statements. We have derived all other data in this table from financial statements not included in this Form 10-K.

                                                                     AS OF DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2000        1999       1998       1997       1996
                                                    --------    --------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenue
  Licenses and subscriptions....................    $ 22,286    $ 13,311    $11,284    $ 9,250    $ 4,106
  Services......................................       6,899       4,341      1,639        436        931
                                                    --------    --------    -------    -------    -------
  Total revenues................................      29,185      17,652     12,923      9,686      5,037
Cost of Revenues
  Cost of licenses and subscriptions............       2,283         982        372        126        250
  Cost of services..............................       9,229       3,506      1,057        502        720
                                                    --------    --------    -------    -------    -------
         Total cost of revenues.................      11,512       4,488      1,429        628        970
                                                    --------    --------    -------    -------    -------
Gross Margin....................................      17,673      13,164     11,494      9,058      4,067
Operating Expenses
  Sales and marketing...........................      20,491      11,582      7,198      4,326      1,960
  Research and development......................       8,700       6,849      5,298      4,400      2,005
  General and administrative....................       2,937       2,418      2,801      1,881      1,097
  Intangible assets amortization................       5,059       2,204         --         --         --
  Stock based compensation......................         864          --         --         --         --
                                                    --------    --------    -------    -------    -------
         Total operating expenses...............      38,051      23,053     15,297     10,607      5,062
                                                    --------    --------    -------    -------    -------
Loss from Operations............................     (20,378)     (9,889)    (3,803)    (1,549)      (995)
Other income (expense), net.....................         602        (173)       (13)        40         47
                                                    --------    --------    -------    -------    -------
Net Loss........................................    $(19,776)   $(10,062)   $(3,816)   $(1,509)   $  (948)
  Less preferred dividend amounts...............          --         (95)      (124)       (59)       (56)
                                                    --------    --------    -------    -------    -------
  Net Loss applicable to common stockholders....    $(19,776)   $(10,157)   $(3,940)   $(1,568)   $(1,004)
                                                    ========    ========    =======    =======    =======
  Net Loss per common share, basic and
    diluted.....................................    $  (1.50)   $  (1.88)   $ (0.85)   $ (0.34)   $ (0.21)
                                                    ========    ========    =======    =======    =======
  Shares used in computing per share amounts....      13,179       5,402      4,622      4,609      4,738
                                                    ========    ========    =======    =======    =======

                                                                      AS OF DECEMBER 31,
                                                     -----------------------------------------------------
                                                       2000        1999       1998       1997       1996
                                                     --------    --------    -------    -------    -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash & cash equivalents and investments..........    $ 25,764    $  6,623    $   891    $ 1,955    $ 2,132
Working capital..................................      21,786      (2,762)    (3,819)       415      2,128
Total assets.....................................      48,402      26,734      6,357      6,706      4,523
Outstanding debt including capital leases........         596       4,402      1,968        416        129
Stockholders' equity (capital deficiency)........      34,569      10,661     (2,301)     1,498      2,999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

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

     In July 1999, we acquired the Molloy Group in a stock transaction, which resulted in the Molloy Group's stockholders acquiring approximately 24% of our common stock. The Molloy Group's software products and technologies were complementary to our own existing products. Additionally, the Molloy Group provided us with experienced software developers and its patented Cognitive Processor technology, which has become the foundation of our self-learning solution. In December 1999, we began the ongoing process of integrating all of our existing software products and the newly-acquired Molloy Group's Knowledge Bridge and Knowledge Kiosk software products and offering these products to our customers as our eService Suite. The integration of our business with the Molloy Group was completed by the end of the first quarter of 2000.

     In 2000, we continued to enhance our software products, releasing eService Suite 3.0 as generally available in August 2000. Earlier in the year, we combined significant new content from Microsoft, Novell, 3Com, KnowledgeView and Keylabs with our existing Knowledge-Pak Desktop Suite and Knowledge-Pak SAP R/3 Suite to create RightAnswers.com.

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

     We have two reportable operating segments: Software and Content. Our Software Segment includes products where customers can develop and manage a knowledge base of service-related support information and disseminate that knowledge through multiple communication channels, such as telephone support, e-mail, chat and Web-based self-service. Our Content Segment product, RightAnswers.com, is an Internet-based knowledge portal that enables customers to access a continuously updated database of problem-solution pairs in a cost effective and timely manner. In February 2001, we announced a strategic corporate restructuring pursuant to which we will focus our business exclusively on revenue growth opportunities in our Software Segment business and will sell or discontinue our Content Segment business.

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

     We classify our operating costs into five general categories: sales and marketing, research and development, general and administrative, intangible assets amortization and stock based compensation, based upon the nature of the costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that use these services. These allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software, content and other technologies. These expenses include employee compensation for software developers, content developers and quality assurance personnel and for third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group. These assets are amortized on a straight line basis over their respective estimated useful lives. Stock based compensation consists of the amortization of deferred compensation of stock options. Deferred compensation amortization expense is amortized on a straight line basis over the stock option vesting period.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                     2000         1999        1998
                                                     -----    ------------    -----
Revenues
  Licenses and subscriptions.......................   76.4%       75.4%        87.3%
  Services.........................................   23.6        24.6         12.7
          Total Revenues...........................  100.0       100.0        100.0
Cost of revenues
  Cost of licenses and subscriptions...............    7.8         5.5          2.9
  Cost of services.................................   31.6        19.9          8.2
          Total cost of revenues...................   39.4        25.4         11.1
Gross Margin
                                                      60.6        74.6         88.9
Operating expenses:
  Sales and marketing..............................   70.2        65.6         55.7
  Research and development.........................   29.8        38.8         41.0
  General and administrative.......................   10.1        13.7         21.6
  Intangible assets amortization...................   17.3        12.5          0.0
  Stock-based compensation.........................    3.0         0.0          0.0
          Total operating expenses.................  130.4       130.6        118.3
Loss from operations...............................  (69.8)      (56.0)       (29.4)
Other income (expense net).........................    2.1        (1.0)        (0.1)
Net loss...........................................  (67.7)%     (57.0)%      (29.5)%
Less preferred dividend amounts....................   (0.0)       (0.5)        (1.0)
Net loss applicable to common stock................  (67.7)%     (57.5)%      (30.5)%

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

     Revenues increased 65.3% to $29.2 million in 2000 from $17.7 million in 1999. License and subscription revenues increased 67.4% to $22.3 million in 2000 from $13.3 million in 1999. The increase in license and subscription revenues was attributable to an increased number of new customers and an increase in the average contract size. Service revenues increased 58.9% to $6.9 million in 2000 from $4.3 million in 1999. The increase in service revenues was primarily attributable to an increased number of new customers and a significant increase in the size of service contracts. Approximately $9.9 million and $7.8 million was recognized in revenues related to indirect sales channels in 2000 and 1999, respectively. Revenues from software licensing and subscription services was approximately $16.2 million and $6.0 million in 2000 and $9.7 million and $3.6 million in 1999.

     Software Segment revenues increased 152.7% to $17.1 million in 2000 from $6.8 million in 1999. License and subscription revenues increased 226.6% to $11.2 million in 2000 from $3.4 million in 1999. Service revenues increased 77.5% to $6.0 million in 2000 from $3.4 million in 1999. The increases were primarily attributable to an increased number of new customers and a significant increase in the size of contracts. In 2000, we added 41 new software customers. The average software contract size increased 26.7% to $275,000 in 2000 from $217,000 in 1999.

     Content Segment revenues increased 10.9% to $12.0 million in 2000 from $10.9 million in 1999. License and subscription revenues increased 12.4% to $11.1 million in 2000 from $9.9 million in 1999. The increase in license and subscription revenues was primarily attributable to increased annual subscription sales reported by a third party distributor in the fourth quarter of 1999. Service revenues decreased 4.8% to $0.9 million in 2000 from $1.0 million in 1999. Service revenues represent content writing services provided under contract with a customer.

COST OF REVENUES

     Cost of revenues increased to $11.5 million in 2000 from $4.5 million in 1999. Cost of revenues as a percentage of revenues increased to 39.4% from 25.4%. Cost of license and subscription revenues increased to $2.3 million in 2000 from $1.0 million in 1999. Cost of license and subscription revenues as a percentage of revenues increased to 7.8% from 5.6%. The increase in the cost of license and subscription revenues was primarily attributable to the overall growth in the number of customers. The increase in the cost of license and subscription revenues as a percentage of revenues was principally due to the increase in product royalties.

     Cost of service revenues increased to $9.2 million in 2000 from $3.5 million in 1999. Cost of service revenues as a percentage of revenues increased to 31.6% from 19.9%. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. The increase in cost of services revenues as a percentage of revenues was primarily the result of the increased use of third parties to perform services.

     Software Segment cost of revenues increased to $9.6 million in 2000 from $3.3 million in 1999. Cost of revenues as a percentage of revenues increased to 55.9% from 48.6%. Cost of license and subscription revenues increased to $1.4 million in 2000 from $0.5 million in 1999. Cost of license and subscription revenues as a percentage of revenues increased to 8.3% from 6.8%. The increase in the cost of license and subscription revenues was primarily attributable to the overall growth in the number of customers. In 2000, we added 41 new software customers. The increase in the cost of license and subscription revenues as a percentage of revenues was principally due to the increase in product royalties.

     Software Segment cost of service revenues increased to $8.2 million in 2000 from $2.8 million in 1999. Cost of service revenues as a percentage of revenues increased to 47.6% from 41.9%. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. Services staff increased 70.0% to 51 in 2000 from 30 in 1999. The increase in cost of service revenues as a percentage of revenues was primarily the result of the increased use of third parties to perform services.

     Content Segment cost of revenues increased to $1.9 million in 2000 from $1.2 million in 1999. Cost of revenues as a percentage of revenues increased to 16.1% from 10.9%. Cost of license and subscription revenues increased to $0.9 million in 2000 from $0.5 million in 1999. Cost of license and subscription revenues as a percentage of revenues increased to 7.2% from 4.8%. The increase in the cost of license and subscription revenues as well as the increase in the cost of license and subscription revenues as a percentage of revenues was attributable to the increase in product royalties associated with RightAnswers.com and Web site hosting services paid to a third party.

     Content Segment cost of service revenues increased to $1.1 million in 2000 from $0.7 million in 1999. Cost of service revenues as a percentage of revenues increased to 8.9% from 6.1%. The increase in the cost of service revenues as well as the increase in cost of service revenues as a percentage of revenues was primarily attributable to an increase in the size of the services staff. Services staff increased 22.2% to 11 in 2000 from 9 in 1999.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $20.5 million, or 70.2% of revenues, in 2000 from $11.6 million, or 65.6% of revenues, in 1999. The increase in both absolute dollars and as a percentage of revenues was primarily attributable to additional staffing and investments in sales and marketing activities such as our annual user group conference, certain tradeshows and advertising campaigns.

     Software Segment sales and marketing expenses increased to $16.7 million in 2000 from $9.5 million in 1999. Sales and marketing expenses as a percentage of revenues decreased to 97.2% from 140.1%. The increase in sales and marketing expenses in absolute dollars was primarily attributable to additional staffing and investments in sales and marketing activities. Staff dedicated to software activities increased 74.5% to 82 in 2000 from 47 in 1999. The decrease in sales and marketing expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in sales and marketing expenses.

     Content Segment sales and marketing expenses increased to $3.8 million in 2000 from $2.1 million in 1999. Sales and marketing expenses as a percentage of revenues increased to 31.8% from 19.1%. The increase in sales and marketing expenses in both absolute dollars and as a percentage of revenues was primarily attributable to additional staffing and investments in sales and marketing activities. Staff dedicated to content activities increased 50.0% to 12 in 2000 from 8 in 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $8.7 million, or 29.8% of revenues, in 2000 from $6.8 million, or 38.8% of revenues, in 1999. The increase in absolute dollars was primarily attributable to the increase in the number of software developers hired, and the decrease as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

     Software Segment research and development expenses increased to $4.4 million, or 25.8% of revenues, in 2000 from $2.6 million, or 37.7% of revenues, in 1999. The increase in research and development expenses was primarily attributable to the increase in the number of software developers hired. Software development staff increased 22.5% to an average of 49 in 2000 from an average of 40 in 1999. The decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

     Content Segment research and development expenses remained steady at $4.3 million, or 35.5% of revenues, in 2000 and $4.3 million, or 39.5% of revenues, in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.9 million, or 10.1% of revenues in 2000 from $2.4 million, or 13.7% of revenues in 1999. The increase resulted primarily from the addition of finance, human resources, executive and administrative personnel. The decrease in general and administrative expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in general and administrative expenses.

INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization increased to $5.1 million, or 17.3% of revenues in 2000 from $2.2 million, or 12.5% of revenues in 1999. Intangible assets amortization consists of the amortization expense in 2000 and the second half of 1999 in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

STOCK BASED COMPENSATION. Stock based compensation in 2000 relates to the issuance of stock options with exercise or purchase prices below the deemed fair market value of the common stock for financial reporting purposes on the date of the grant and related modifications of certain stock options. We incurred stock compensation charges of $0.9 million in 2000 which was 3.0% of revenues.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $602,397 in 2000 from $(173,213) in 1999. The increase was a result of interest earned primarily on the proceeds from the initial public offering exceeding interest paid on outstanding loans.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

     Revenues increased 36.6% to $17.7 million in 1999 from $12.9 million in 1998. License and subscription revenues increased 18.0% to $13.3 million in 1999 from $11.3 million in 1998. The increase in license and subscription revenues was attributable to an increased number of new customers and an increase in the average contract size. Service revenues increased 164.7% to $4.3 million in 1999 from $1.6 million in 1998. The increase in service revenues was primarily attributable to an increased number of new customers and a significant increase in the size of service contracts. Approximately $7.8 million and $6.3 million was recognized in revenues related to indirect sales channels in 1999 and 1998, respectively. Revenues from software licensing and subscription services was approximately $9.7 million and $3.6 million in 1999 and $8.5 million and $2.8 million in 1998.

     Software Segment revenues increased 54.5% to $6.8 million in 1999 from $4.4 million in 1998. License and subscription revenues increased 24.4% to $3.4 million in 1999 from $2.7 million in 1998. Service revenues increased 105.1% to $3.4 million in 1999 from $1.6 million in 1998. The increases were primarily attributable to an increased number of new customers and a significant increase in the size of contracts. In 1999, we added 40 new software customers. The average sales price of a new software deal increased 149.4% to $217,000 in 1999 from $87,000 in 1998.

     Content Segment revenues increased 27.4% to $10.9 million in 1999 from $8.5 million in 1998. License and subscription revenues increased 15.9% to $9.9 million in 1999 from $8.5 million in 1998. The increase in license and subscription revenues was primarily attributable to increased sales reported by a third party distributor in the fourth quarter of 1999. Service revenues increased to $1.0 million in 1999 from $0.0 million in 1998. Service revenues represent content writing services provided under a new contract with a customer.

COST OF REVENUES

     Cost of revenues increased to $4.5 million in 1999 from $1.4 million in 1998. Cost of revenues as a percentage of revenues increased to 25.4% from 11.1%. Cost of license and subscription revenues increased to $1.0 million in 1999 from $0.4 million in 1998. Cost of license and subscription revenues as a percentage of revenues increased to 5.6% from 2.9%. The increase in the cost of license and subscription revenues was primarily attributable to the overall growth in the number of customers. The increase in the cost of license and subscription revenues as a percentage of revenues was principally due to the increase in product royalties.

     Cost of service revenues increased to $3.5 million in 1999 from $1.1 million in 1998. Cost of service revenues as a percentage of revenues increased to 19.9% from 8.2%. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. The increase in cost of services revenues as a percentage of revenues was primarily the result of the increased use of third parties to perform services.

     Software Segment cost of revenues increased to $3.3 million in 1999 from $1.2 million in 1998. Cost of revenues as a percentage of revenues increased to 48.6% from 26.5%. Cost of license and subscription revenues increased to $0.5 million in 1999 from $0.2 million in 1998. Cost of license and subscription revenues as a percentage of revenues increased to 6.8% from 3.7%. The increase in the cost of license and subscription revenues in both absolute dollars and as a percentage of revenues was primarily attributable to the amortization of technology acquired in our acquisition of the Molloy Group in July 1999 and overall growth in the number of customers. In 1999, we added 40 new software customers.

     Software Segment cost of service revenues increased to $2.8 million in 1999 from $1.0 million in 1998. Cost of service revenues as a percentage of revenues increased to 41.9% from 22.9%. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff. Services staff increased 50.0% to 30 in 1999 from 20 in 1998. The increase in cost of service revenues as a percentage of revenues was primarily the result of the increased use of third parties to perform services.

     Content Segment cost of revenues increased to $1.2 million in 1999 from $0.3 million in 1998. Cost of revenues as a percentage of revenues increased to 10.9% from 3.1%. Cost of license and subscription revenues increased to $0.5 million in 1999 from $0.2 million in 1998. Cost of license and subscription revenues as a percentage of revenues increased to 4.8% from 2.5%. The increase in the cost of license and subscription in both absolute dollars and as a percentage of revenues was primarily attributable to the increase in product royalties associated with content products.

     Content Segment cost of service revenues increased to $0.7 million in 1999 from $0.1 million in 1998. Cost of service revenues as a percentage of revenues increased to 6.1% from 0.6%. The increase in the cost of service revenues in both absolute dollars and as a percentage of revenues was attributable to an increase in the size of the services staff. Services staff increased to 9 in 1999 from 1 in 1998 to provide content writing services under a contract with a customer.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $11.6 million, or 65.6% of revenues, in 1999 from $7.2 million, or 55.7% of revenues, in 1998. The increase in sales and marketing expenses in both absolute dollars and as a percentage of revenues was primarily attributable to additional staffing and investments in sales and marketing activities. In 1999, we held our first annual user group conference.

     Software Segment sales and marketing expenses increased to $9.5 million in 1999 from $5.7 million in 1998. Sales and marketing expenses as a percentage of revenues increased to 140.1% from 131.0%. The increase in sales and marketing expenses in both absolute dollars and as a percentage of revenues was primarily attributable to additional staffing and investments in sales and marketing activities. Staff dedicated to software activities increased 6.8% to 47 in 1999 from 44 in 1998.

     Content Segment sales and marketing expenses increased to $2.1 million in 1999 from $1.4 million in 1998. Sales and marketing expenses as a percentage of revenues increased to 19.1% from 17.0%. The increase in sales and marketing expenses in both absolute dollars and as a percentage of revenues was primarily attributable to additional staffing and investments in sales and marketing activities. Although staff dedicated to content activities decreased 11.1% to 8 in 1999 from 9 in 1998, costs allocated to the Content Segment increased as the total sales and marketing costs increased.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.8 million, or 38.8% of revenues, in 1999 from $5.3 million, or 41.0% of revenues, in 1998. The increase in research and development expenses was primarily attributable to the increase in the number of software developers hired, and the decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

     Software Segment research and development expenses increased to $2.6 million, or 37.7% of revenues, in 1999 from $1.5 million, or 33.8% of revenues, in 1998. The increase in research and development expenses in both absolute dollars and as a percentage of revenues was primarily attributable to the increase in the number of software developers hired. Software development staff increased 70.3% to 46 in 1999 from 27 in 1998.

     Content Segment research and development expenses increased to $4.3 million, or 39.5% of revenues, in 1999 from $3.8 million, or 44.7% of revenues, in 1998. The increase in research and development expenses was primarily attributable to the increase in the number of content developers and software developers who devote some of their time to RightAnswers.com. Content development staff increased 6.1% to an average of 35 in 1999 from an average of 33 in 1998. The decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.4 million, or 13.7% of revenues in 1999 from $2.8 million, or 21.6% of revenues in 1998. The decrease was due to one time costs related to financing activities in 1998.

INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization consists of the amortization expense in the second half of 1999 in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $(173,213) in 1999 from $(12,978) in 1998. The increase was a result of interest paid on outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

     Historically to date, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering. As of December 31, 2000, we had $12.0 million in cash and cash equivalents. Additionally, we had $13.7 million in investments. We believe that our existing cash balances combined with our existing credit lines will be sufficient to meet anticipated cash requirements for this fiscal year. We may, nonetheless, seek additional financing to support our activities during this fiscal year or thereafter. There can be no assurance, however, that additional capital will be available to us on reasonable terms, if at all, when needed or desired.

     Net cash used in operating activities resulted primarily from net losses. Net cash used in investing activities was primarily attributable to property and equipment acquisitions. We expect the levels of cash used by current operations to be higher during the next four quarters. Sizeable increases in operating activities or lower than anticipated levels of revenues would result in higher than anticipated levels of cash used by operating activities. Investing activities, which may include merger and acquisition activities, might require significantly higher levels of capital resources than prior patterns.

     Net cash provided by financing activities totaled $38.6 million in 2000, $10.4 million in 1999 and $1.5 million in 1998. These positive cash flows primarily reflect the net proceeds from equity offerings and bank borrowings. During 2000 we raised $31.6 million from the sale of common stock in our initial public offering and $10.6 million from the sale of convertible preferred stock that converted into common stock at the time of our initial public offering.

     We have a secured credit facility with PNC Bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan.

     The revolving credit facility provides for $7.5 million of availability less the principal outstanding on the term loan and matures on December 10, 2001. Any amounts drawn under this facility bear interest at the Base Rate plus 0.50%. Base Rate is defined as the lesser of the bank's prime rate or the Federal Funds Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At December 31, 2000, $2.9 million was available for use and $0 was outstanding under the revolving credit facility.

     The convertible equipment loan is for $750,000. On June 8, 2000, outstanding amounts under this loan were converted to a single term loan which matures on June 1, 2003. Any amounts drawn under this facility bear interest at the Base Rate plus 0.75%. The availability of advances on this line is based on a percentage of invoice amounts for equipment acquisitions. At December 31, 2000, $0 had been drawn within the year, and $0.4 million was outstanding on the equipment loan from the previous equipment line. Principal repayments of this loan are being made as required in 36 equal installments which began July 1, 2000.

     The term loan is for $2.5 million and was due in two equal installments on June 10, 2001 and December 10, 2001. However, upon the completion of our initial public offering, the term loan was repaid.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS No. 133 is not expected to have a significant impact on our financial position, results of operations or cash flows.

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. Our revenue recognition practices are in conformity with SAB No. 101.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and intend to establish other foreign subsidiaries. Revenues from international clients to date have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 are included herein:

                                                                PAGE NUMBER
                                                                -----------
Report of Independent Auditors..............................        36
Consolidated Balance Sheets.................................        37
Consolidated Statements of Operations.......................        38
Consolidated Statements of Stockholders' Equity (Capital
  Deficiency)...............................................        39
Consolidated Statements of Cash Flows.......................        43
Notes to Consolidated Financial Statements..................        44

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of ServiceWare Technologies, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ServiceWare Technologies, Inc., at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 24, 2001

                         SERVICEWARE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $ 12,048,366    $  6,623,033
  Investments...............................................    13,715,236              --
  Accounts receivable, less allowance for doubtful accounts
    of $459,706 in 2000 and $312,206 in 1999................     5,716,788       3,282,745
  Other current assets......................................     2,660,388         456,533
                                                              ------------    ------------
Total current assets........................................    34,140,778      10,362,311
Long term assets
  Purchased technology, net of amortization of $853,651 in
    2000 and $259,199 in 1999...............................       927,716       1,518,168
  Property and equipment
    Office furniture, equipment, and leasehold
     improvements...........................................     1,945,997       1,162,078
    Computer equipment......................................     6,402,564       3,468,761
                                                              ------------    ------------
    Total property and equipment............................     8,348,561       4,630,839
    Less accumulated depreciation...........................    (4,022,833)     (2,635,341)
                                                              ------------    ------------
  Property and equipment, net...............................     4,325,728       1,995,498
  Intangible assets, net of accumulated amortization of
    $7,262,698 in 2000 and $2,203,580 in 1999...............     7,644,970      12,695,588
  Long term receivables.....................................     1,100,000              --
  Other long term assets....................................       262,350         162,338
                                                              ------------    ------------
Total long term assets......................................    14,260,764      16,371,592
                                                              ------------    ------------
Total assets................................................  $ 48,401,542    $ 26,733,903
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit..................................  $         --    $  1,250,000
  Accounts payable..........................................     2,236,111         426,883
  Accrued compensation and benefits.........................     1,028,586       1,324,840
  Deferred revenue -- licenses and subscriptions............     3,457,935       7,055,972
  Deferred revenue -- services..............................     3,505,150       2,030,300
  Other current liabilities.................................     2,126,632       1,036,459
                                                              ------------    ------------
Total current liabilities...................................    12,354,414      13,124,454
Long term debt, less current portion........................       258,197       2,930,328
Long term deferred revenue -- licenses and subscriptions....       785,000              --
Long term deferred revenue -- services......................       315,000              --
Other long term liabilities.................................       119,858          18,207
                                                              ------------    ------------
Total liabilities...........................................    13,832,469      16,072,989
Stockholders' equity
  Series A convertible preferred stock, $1 par; 243,723
    shares authorized,
    issued and outstanding in 1999..........................            --         348,261
  Series B convertible preferred stock, $1 par; 1,058,574
    shares authorized,
    issued and outstanding in 1999..........................            --       1,978,475
  Series C convertible preferred stock, $1 par; 1,111,111
    shares authorized,
    issued and outstanding in 1999..........................            --       1,720,779
  Series D convertible preferred stock, $1 par; 2,400,000
    shares authorized,
    issued and outstanding in 1999..........................            --       7,952,907
  Series E convertible preferred stock, $1 par; 3,000,000
    shares authorized,
    2,647,984 issued and outstanding in 1999................            --       9,929,944
  Common stock, $0.01 par value in 2000 and no par value in
    1999; 25,000,000 shares authorized in 2000 and 1999;
    24,366,359 and 6,388,713 shares
    issued in 2000 and 1999 and 24,346,134 and 6,388,713
    outstanding in 2000 and 1999............................       243,664              --
  Additional paid in capital................................    74,208,279       5,263,743
  Treasury stock, 20,225 shares in 2000.....................      (146,153)             --
  Deferred compensation.....................................    (1,801,047)             --
  Warrants..................................................     1,379,425         856,734
  Notes receivable from common stockholders.................    (2,350,211)       (199,999)
  Accumulated other comprehensive gain (loss)
    Currency translation account............................       (18,298)             --
    Unrealized gain on short term investments...............        19,337              --
  Retained deficit..........................................   (36,965,923)    (17,189,930)
                                                              ------------    ------------
Total stockholders' equity..................................    34,569,073      10,660,914
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $ 48,401,542    $ 26,733,903
                                                              ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    ------------    ------------    -----------
REVENUES
  License and subscriptions.......................  $ 22,286,296    $ 13,311,177    $11,283,614
  Services........................................     6,899,098       4,340,698      1,639,623
                                                    ------------    ------------    -----------
Total revenues....................................    29,185,394      17,651,875     12,923,237
COST OF REVENUES
  Cost of licenses and subscriptions..............     2,282,617         981,657        371,769
  Cost of services................................     9,229,652       3,506,085      1,057,354
                                                    ------------    ------------    -----------
Total cost of revenues............................    11,512,269       4,487,742      1,429,123
                                                    ------------    ------------    -----------
GROSS MARGIN......................................    17,673,125      13,164,133     11,494,114
OPERATING EXPENSES
  Sales and marketing.............................    20,490,832      11,582,553      7,198,572
  Research and development........................     8,700,171       6,848,842      5,298,241
  General and administrative......................     2,937,340       2,418,292      2,800,768
  Intangible assets amortization..................     5,059,117       2,203,580             --
  Stock based compensation........................       864,055              --             --
                                                    ------------    ------------    -----------
Total operating expenses..........................    38,051,515      23,053,267     15,297,581
                                                    ------------    ------------    -----------
LOSS FROM OPERATIONS..............................   (20,378,390)     (9,889,134)    (3,803,467)
OTHER INCOME (EXPENSE)
  Interest expense................................      (383,823)       (221,771)       (73,061)
  Other (net).....................................       986,220          48,558         60,083
                                                    ------------    ------------    -----------
Other income (expense), net.......................       602,397        (173,213)       (12,978)
                                                    ------------    ------------    -----------
NET LOSS..........................................   (19,775,993)    (10,062,347)    (3,816,445)
Less preferred dividend amounts...................            --         (94,586)      (124,050)
                                                    ------------    ------------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS........  $(19,775,993)   $(10,156,933)   $(3,940,495)
                                                    ============    ============    ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED......  $      (1.50)   $      (1.88)   $     (0.85)
                                                    ============    ============    ===========
SHARES USED IN COMPUTING PER SHARE AMOUNTS........    13,178,565       5,401,652      4,621,794
                                                    ============    ============    ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                         CONVERTIBLE PREFERRED STOCK
                                  --------------------------------------------------------------------------
                                        SERIES A                 SERIES B                   SERIES C
                                  --------------------   ------------------------   ------------------------
                                   SHARES     AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                  --------   ---------   ----------   -----------   ----------   -----------
Balance at January 1, 1998......   243,723   $ 437,076    1,058,574   $ 2,385,000    1,111,111   $ 1,720,779
  Exercise of stock options.....        --          --           --            --           --            --
  Dividends and interest on
    redeemable convertible
    preferred stock.............        --      64,240           --        59,810           --            --
  Adjustment to accretion of
    Series B redeemable
    convertible preferred
    stock.......................        --          --           --      (526,144)          --            --
  Net loss......................        --          --           --            --           --            --
                                  --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 1998....   243,723     501,316    1,058,574     1,918,666    1,111,111     1,720,779
  Issuance of Series D
    convertible preferred stock
    and warrants, net of
    $271,251 issuance costs.....        --          --           --            --           --            --
  Issuance of Series E
    convertible preferred stock,
    common stock, warrants and
    options to acquire The
    Molloy Group................        --          --           --            --           --            --
  Reversal of Series A
    redemption premium..........        --    (187,832)          --            --           --            --
  Exercise of stock options.....        --          --           --            --           --            --
  Dividends on preferred
    stock.......................        --      34,777           --        59,809           --            --
  Stock based compensation......        --          --           --            --           --            --
  Issuance of warrant -- credit
    facility....................        --          --           --            --           --            --
  Net loss......................        --          --           --            --           --            --
                                  --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 1999....   243,723     348,261    1,058,574     1,978,475    1,111,111     1,720,779
  Issuance of Series F
    convertible preferred stock,
    net of $32,504 issuance
    costs.......................        --          --           --            --           --            --
  Issuance of stock for Initial
    Public Offering.............        --          --           --            --           --            --
  Dividends paid................        --     (98,261)          --      (478,476)          --            --
  Reclassify par value of common
    stock from no par to
    $0.01.......................        --          --           --            --           --            --
  Conversion of Preferred
    stock.......................  (243,723)   (250,000)  (1,058,574)   (1,499,999)  (1,111,111)   (1,720,779)
  Exercise of stock options.....        --          --           --            --           --            --
  Stock based compensation......        --          --           --            --           --            --
  Amortization of stock based
    compensation................        --          --           --            --           --            --
  Issuance of warrants..........        --          --           --            --           --            --
  Amortization of warrants......        --          --           --            --           --            --
  Repurchase of common stock....        --          --           --            --           --            --
  Issuance of stock for Employee
    Stock Purchase Plan.........        --          --           --            --           --            --
  Other comprehensive gain
    (loss):
  Currency translation
    adjustment..................        --          --           --            --           --            --
  Unrealized gain on short term
    investments.................        --          --           --            --           --            --
  Net loss......................        --          --           --            --           --            --
  Total other comprehensive
    loss........................        --          --           --            --           --            --
                                  --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 2000....        --   $      --           --   $        --           --   $        --
                                  ========   =========   ==========   ===========   ==========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                                   CONVERTIBLE PREFERRED STOCK
                                         --------------------------------------------------------------------------------
                                                 SERIES D                   SERIES E                    SERIES F
                                         ------------------------   -------------------------   -------------------------
                                           SHARES       AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                         ----------   -----------   ----------   ------------   ----------   ------------
Balance at January 1, 1998............           --   $        --           --   $         --           --   $         --
  Exercise of stock options...........           --            --           --             --           --             --
  Dividends and interest on redeemable
    convertible preferred stock.......           --            --           --             --           --             --
  Adjustment to accretion of Series B
    redeemable convertible preferred
    stock.............................           --            --           --             --           --             --
  Net loss............................           --            --           --             --           --             --
                                         ----------   -----------   ----------   ------------   ----------   ------------

Balance at December 31, 1998..........           --            --           --             --           --             --
  Issuance of Series D convertible
    preferred stock and warrants, net
    of $271,251 issuance costs........    2,400,000     7,952,907           --             --           --             --
  Issuance of Series E convertible
    preferred stock, common stock,
    warrants and options to acquire
    The Molloy Group..................           --            --    2,647,984      9,929,944           --             --
  Reversal of Series A redemption
    premium...........................           --            --           --             --           --             --
  Exercise of stock options...........           --            --           --             --           --             --
  Dividends on preferred stock........           --            --           --             --           --             --
  Stock based compensation............           --            --           --             --           --             --
  Issuance of warrant - credit
    facility..........................           --            --           --             --           --             --
  Net loss............................           --            --           --             --           --             --
                                         ----------   -----------   ----------   ------------   ----------   ------------

Balance at December 31, 1999..........    2,400,000     7,952,907    2,647,984      9,929,944           --             --
  Issuance of Series F convertible
    preferred stock, net of $32,504
    issuance costs....................           --            --           --             --    1,325,000     10,556,827
  Issuance of stock for Initial Public
    Offering..........................           --            --           --             --           --             --
  Dividends paid......................           --            --           --             --           --             --
  Reclassify par value of common stock
    from no par to $0.01..............           --            --           --             --           --             --
  Conversion of Preferred stock.......   (2,400,000)   (7,952,907)  (2,647,984)    (9,929,944)  (1,325,000)   (10,556,827)
  Exercise of stock options...........           --            --           --             --           --             --
  Stock based compensation............           --            --           --             --           --             --
  Amortization of stock based
    compensation......................           --            --           --             --           --             --
  Issuance of warrants................           --            --           --             --           --             --
  Amortization of warrants............           --            --           --             --           --             --
  Repurchase of common stock..........           --            --           --             --           --             --
  Issuance of stock for Employee Stock
    Purchase Plan.....................           --            --           --             --           --             --
  Other comprehensive gain (loss):
  Currency translation adjustment.....           --            --           --             --           --             --
  Unrealized gain on short term
    investments.......................           --            --           --             --           --             --
  Net loss............................           --            --           --             --           --             --
  Total other comprehensive loss......           --            --           --             --           --             --
                                         ----------   -----------   ----------   ------------   ----------   ------------

Balance at December 31, 2000..........           --   $        --           --   $         --           --   $         --
                                         ==========   ===========   ==========   ============   ==========   ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                       COMMON STOCK        ADDITIONAL      TREASURY STOCK
                                   ---------------------     PAID IN     -------------------     DEFERRED
                                     SHARES      AMOUNT      CAPITAL     SHARES     AMOUNT     COMPENSATION
                                   ----------   --------   -----------   -------   ---------   ------------
Balance at January 1, 1998.......   4,612,775   $     --   $   761,495        --   $      --   $        --
  Exercise of stock options......      16,350         --        17,965        --          --            --
  Dividends and interest on
    redeemable convertible
    preferred stock..............          --         --            --        --          --            --
  Adjustment to accretion of
    Series B redeemable
    convertible preferred
    stock........................          --         --            --        --          --            --
  Net loss.......................          --         --            --        --          --            --
                                   ----------   --------   -----------   -------   ---------   -----------

Balance at December 31, 1998.....   4,629,125         --       779,460        --          --            --
  Issuance of Series D
    convertible preferred stock
    and warrants, net of $271,251
    issuance costs...............          --         --            --        --          --            --
  Issuance of Series E
    convertible preferred stock,
    common stock, warrants and
    options to acquire The Molloy
    Group........................   1,512,307         --     4,209,882        --          --            --
  Reversal of Series A redemption
    premium......................          --         --            --        --          --            --
  Exercise of stock options......     247,281         --       274,401        --          --            --
  Dividends on preferred stock...          --         --            --        --          --            --
  Stock based compensation.......          --         --            --        --          --            --
  Issuance of warrant -- credit
    facility.....................          --         --            --        --          --            --
  Net loss.......................          --         --            --        --          --            --
                                   ----------   --------   -----------   -------   ---------   -----------

Balance at December 31, 1999.....   6,388,713         --     5,263,743        --          --            --
  Issuance of Series F
    convertible preferred stock,
    net of $32,504 issuance
    costs........................          --         --            --        --          --            --
  Issuance of stock for Initial
    Public Offering..............   5,175,000         --    31,634,906        --          --            --
  Dividends paid.................     670,138      6,701       412,111        --          --            --
  Reclassify par value of common
    stock from no par to $0.01...          --    229,216      (229,216)       --          --            --
  Conversion of Preferred
    stock........................  10,822,023         --    31,910,456        --          --            --
  Exercise of stock options......   1,250,530      6,982     2,590,724   (16,505)     51,146            --
  Stock based compensation.......          --         --     2,386,665        --          --    (2,386,665)
  Amortization of stock based
    compensation.................          --         --            --        --          --       864,055
  Issuance of warrants...........          --         --            --        --          --      (522,691)
  Amortization of warrants.......          --         --            --        --          --       244,254
  Repurchase of common stock.....     (36,730)        --            --    36,730    (197,299)           --
  Issuance of stock for Employee
    Stock Purchase Plan..........      76,460        765       238,890        --          --            --
  Other comprehensive gain
    (loss):
  Currency translation
    adjustment...................          --         --            --        --          --            --
  Unrealized gain on short term
    investments..................          --         --            --        --          --            --
  Net loss.......................          --         --            --        --          --            --
  Total other comprehensive
    loss.........................          --         --            --        --          --            --
                                   ----------   --------   -----------   -------   ---------   -----------

Balance at December 31, 2000.....  24,346,134   $243,664   $74,208,279    20,225   $(146,153)  $(1,801,047)
                                   ==========   ========   ===========   =======   =========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                       NOTE                                           TOTAL
                                                    RECEIVABLE     ACCUMULATED                    STOCKHOLDERS'
                                                       FROM           OTHER                          EQUITY
                                                      COMMON      COMPREHENSIVE                     (CAPITAL
                                        WARRANTS    SHAREHOLDER      INCOME         DEFICIT        DEFICIENCY)
                                       ----------   -----------   -------------   ------------   ---------------
Balance at January 1, 1998...........  $       --   $        --      $    --      $ (3,806,478)   $  1,497,872
  Exercise of stock options..........          --            --           --                --          17,965
  Dividends and interest on
    redeemable convertible preferred
    stock............................          --            --           --          (124,050)             --
  Adjustment to accretion of Series B
    redeemable convertible preferred
    stock............................          --            --           --           526,144              --
  Net loss...........................          --            --           --        (3,816,445)     (3,816,445)
                                       ----------   -----------      -------      ------------    ------------

Balance at December 31, 1998.........          --            --           --        (7,220,829)     (2,300,608)
  Issuance of Series D convertible
    preferred stock and warrants, net
    of $271,251 issuance costs.......     775,842            --           --                --       8,728,749
  Issuance of Series E convertible
    preferred stock, common stock,
    warrants and options to acquire
    The Molloy Group.................      34,492            --           --                --      14,174,318
  Reversal of Series A redemption
    premium..........................          --            --           --           187,832              --
  Exercise of stock options..........          --      (199,999)          --                --          74,402
  Dividends on preferred stock.......          --            --           --           (94,586)             --
  Stock based compensation...........          --            --           --                --              --
  Issuance of warrant -- credit
    facility.........................      46,400            --           --                --          46,400
  Net loss...........................          --            --           --       (10,062,347)    (10,062,347)
                                       ----------   -----------      -------      ------------    ------------

Balance at December 31, 1999.........     856,734      (199,999)          --       (17,189,930)     10,660,914
  Issuance of Series F convertible
    preferred stock, net of $32,504
    issuance costs...................          --            --           --                --      10,556,827
  Issuance of stock for Initial
    Public Offering..................          --            --           --                --      31,634,906
  Dividends paid.....................          --            --           --                --        (157,925)
  Reclassify par value of common
    stock from no par to $0.01.......          --            --           --                --              --
  Conversion of Preferred stock......          --            --           --                --              --
  Exercise of stock options..........          --    (2,347,511)          --                --         301,341
  Stock based compensation...........          --            --           --                --              --
  Amortization of stock based
    compensation.....................          --            --           --                --         864,055
  Issuance of warrants...............     522,691            --           --                --              --
  Amortization of warrants...........          --            --           --                --         244,254
  Repurchase of common stock.........          --       197,299           --                --              --
  Issuance of stock for Employee
    Stock Purchase Plan..............          --            --           --                --         239,655
  Other comprehensive gain (loss):
  Currency translation adjustment....          --            --      (18,298)               --         (18,298)
  Unrealized gain on short term
    investments......................          --            --       19,337                --          19,337
  Net loss...........................          --            --           --       (19,775,993)    (19,775,993)
                                                                     -------      ------------    ------------
  Total other comprehensive loss.....          --            --        1,039       (19,775,993)    (19,774,954)
                                       ----------   -----------      -------      ------------    ------------
Balance at December 31, 2000.........  $1,379,425   $(2,350,211)     $ 1,039      $(36,965,923)   $ 34,569,073
                                       ==========   ===========      =======      ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2000            1999           1998
                                                              ------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................    $(19,775,993)   $(10,062,347)   $(3,816,445)

Adjustments to reconcile net loss to net cash used in
  operations:
  Depreciation and amortization...........................       7,419,281       3,701,033        794,626
  Stock based compensation................................         864,055              --             --
  Changes in operating assets and liabilities, net of
    effects from purchase of Molloy Group:
    Accounts receivable...................................      (3,534,043)        782,765       (162,003)
    Other current assets..................................      (2,316,365)        105,565       (158,367)
    Accounts payable......................................       1,809,228      (1,022,089)       426,305
    Accrued compensation and benefits.....................        (296,254)        495,095        120,576
    Other liabilities.....................................       1,117,210        (233,010)       229,657
    Deferred revenue......................................      (1,023,187)      3,098,524      1,121,223
    Unrealized gain on short term investments.............         (19,337)             --             --
                                                              ------------    ------------    -----------
Net cash used in operating activities.....................     (15,755,405)     (3,134,464)    (1,444,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments........................     (13,695,899)             --             --
Property and equipment acquisitions.......................      (3,728,230)     (1,080,927)    (1,136,400)
Payments for purchase of Molloy group, net of cash
  acquired................................................              --        (346,016)            --
Payment for rights to the "ServiceWare" name..............              --         (75,000)            --
                                                              ------------    ------------    -----------
Net cash used in investing activities.....................     (17,424,129)     (1,501,943)    (1,136,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of principal of capital lease obligation.......        (115,575)       (243,535)      (217,516)
Repayments of principal of term loan......................      (2,500,000)       (686,688)       (54,035)
Repayments of principal of line of credit.................      (2,250,000)     (1,800,000)       (29,166)
Repayments of principal of equipment line.................         (86,064)       (205,556)            --
Repayments of principal of bridge loans...................              --      (1,800,000)            --
Proceeds from borrowings under revolving line of credit...       1,000,000       4,100,000      1,450,000
Proceeds from borrowings under equipment line.............              --         401,116        350,000
Proceeds from bridge loans................................              --       1,800,000             --
Proceeds from stock option and employee stock purchase
  plan issuances..........................................         540,996          74,402         17,965
Net proceeds from Series D Preferred stock issuance.......              --       8,728,749             --
Net proceeds from Series F Preferred stock, common stock,
  warrant and stock option issuances......................      10,556,827              --             --
Net proceeds from initial public offering.................      31,634,906              --             --
Dividends paid............................................        (157,925)             --             --
                                                              ------------    ------------    -----------
Net cash provided by financing activities.................      38,623,165      10,368,488      1,517,248
                                                              ------------    ------------    -----------

Effect of exchange rate changes on cash...................         (18,298)             --             --
Increase (decrease) in cash and cash equivalents..........       5,425,333       5,732,081     (1,063,580)
Cash and cash equivalents at beginning of year............       6,623,033         890,952      1,954,532
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of year..................    $ 12,048,366    $  6,623,033    $   890,952
                                                              ============    ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest................................................    $    361,760    $    232,967    $    73,061
                                                              ============    ============    ===========
  Income taxes............................................    $         --    $         --    $        --
                                                              ============    ============    ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1.  ORGANIZATION OF THE COMPANY

     ServiceWare Technologies, Inc. (the "Company") is a leading provider of software and content solutions that businesses use to provide an Internet-based eService platform to their customers, partners, suppliers and employees.

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

     The Products were not marketed in their current form prior to 2000. eService Architect, eService Professional and eService Site are derived from Knowledge Bridge, which was a product of the Molloy Group prior to its acquisition by the Company, and includes the functionality of Knowledge-Pak Architect and Knowledge-Pak Viewer, which were products of the Company. The predecessor of RightAnswers.com was sold on CD-ROM as Knowledge-Pak Desktop Suite. Knowledge-Pak Desktop Suite was often sold together with Knowledge-Pak Architect and Knowledge-Pak Viewer. All of these various products have been integrated in the eService Suite.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

REVENUE RECOGNITION

     The Company's revenue recognition policy is governed by Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives its revenues from licenses and subscriptions for its Products sold directly to end-users and indirectly through distributors as well as and from the provision of related services, including installation and training, consulting, customer support and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed or determinable, and collection of the amount due from the customer is deemed probable. Additionally, in sales contracts that have multi-elements arrangements, the Company recognizes revenue using the residual method. The total fair value of the undelivered elements as indicated by vendor-specific objective evidence (price charged when the undelivered element is sold individually) is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Additional revenue recognition criteria by revenue type are listed below.

Licenses and subscriptions revenues

     Licenses and subscriptions revenues include fees for perpetual licenses and periodic subscription licenses. The Company recognizes revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement. The Company recognizes revenues on periodic subscription licenses over the subscription term. Product returns and sales allowances (which have not been significant through December 31, 2000) are estimated and provided for at the time of sale.

     Due to the significant delay in receiving sales reports from distributors, the Company recognizes license revenue from distributors when the sales reports are received because at the time of delivery the license revenue fees are not fixed or determinable and collection is not probable. Accordingly, Annual Subscription Agreement (ASA) sales included in these reports are recognized on a straight-line basis over the remaining term of the contract beginning in the period that the report is received. If certain multi-element arrangements are not able to be allocated, the entire arrangement is deferred and revenue is recognized over the period of the last undelivered element.

     Subscriptions revenues are derived from the sale of ASAs for the RightAnswers.com products. These agreements provide for periodic access to the RightAnswers.com Web site or the right to receive the CD based version of RightAnswers.com for the term of the agreement. Subscription revenues are recognized on a straight-line basis over the term of the contract. Payments for subscriptions revenues are normally received in advance and are non-refundable.

Services revenues

     Services revenues are derived from variable fees for installation, training, consulting and building customized knowledge bases as well as from fixed fees for customer support and maintenance contracts.

     Maintenance and support revenues are derived from the sale of maintenance and support contracts, which provide end-users with the right to receive maintenance releases of the licensed products, access to the support Web site and access to the customer support staff. Maintenance and support revenues are recognized on a straight-line basis over the term of the contract. Payments for maintenance and support revenues are normally received in advance and are nonrefundable.

     Revenues for installation and training, system integration projects, consulting and building customized knowledge bases services is recognized as the services are performed.

Cost of revenues

     Cost of licenses and subscriptions revenues consists primarily of the expenses related to royalties, the cost of media on which product is delivered, and product fulfillment costs, amortization of purchased technology and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment and costs associated with maintaining the Company's Web site.

     Cost of services revenues consists of direct and indirect costs related to service revenues which primarily include salaries, benefits, direct expenses and allocated overhead costs related to the customer support and services personnel, fees for subcontractors and the cost associated with maintaining our customer support site.

     Deferred revenues relate to product licenses, ASAs, maintenance services, professional services, and unearned inventory sale revenue from distributors, all of which generally have been paid for in advance. Additionally, deferred revenues include amounts that are unbilled that represent non-cancelable, non-refundable amounts billable by the Company at future dates based on payment terms.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and interest-bearing money market deposits with financial institutions having original maturities of ninety days or less. Cash equivalents are stated at cost, which approximates market value. The amounts held by major financial institutions may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, subject the Company to minimal risk.

INVESTMENTS

     The Company considers all investments as available-for-sale. Accordingly, these investments are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

OTHER CURRENT ASSETS

     Other current assets consist primarily of deposits and prepayments for expenses to be realized within the next year.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally two to five years). Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense. Capital leases are amortized over the term of the lease. Upon disposal, assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains or losses are reflected in the statement of operations.

INTANGIBLE ASSETS

     Intangible assets resulted primarily from the acquisition of Molloy Group (Note 3) and consist of the following identifiable assets:

                                                                        AMORTIZATION
                      DESCRIPTION                           AMOUNT         PERIOD
                      -----------                         ----------    ------------
Value of employees......................................  $1,041,900      2 years
Customer list...........................................   1,043,543      4 years
Noncompetition agreement................................     345,174      3 years
Goodwill................................................  12,393,551      3 years
                                                          ----------
Total intangible assets resulting from the Molloy
  acquisition...........................................  14,824,168
Payment for rights to the "ServiceWare" name............      75,000      3 years
Other...................................................       8,500       1 year
                                                          ----------
Total intangible assets.................................  14,907,668
Less accumulated amortization...........................  (7,262,698)
                                                          ----------
Intangible assets, net..................................  $7,644,970
                                                          ==========

     Intangible assets are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years).

     On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of intangibles resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the intangibles to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the intangible. If the undiscounted cash flows are less than the carrying value of the intangibles, the cash flows will be discounted to present value and the intangibles will be reduced to this amount. There was no impairment for the years ended December 31, 2000, 1999 and 1998.

CONCENTRATION OF CREDIT RISK / MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells its products to end-users directly and through third-party distributors (Distributors), and the Company's customer base is dispersed across many different geographic areas throughout North America, parts of Europe, the South Pacific, Australia, and Japan. The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral, such as letters of credit and bank guarantees, is required. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

     Three direct sales customers accounted for 7% of total revenues in 2000 and 42% of total accounts receivable at December 31, 2000.

     The Company recognized approximately $9,865,000, $7,771,000, and $6,253,000, in product revenues related to Distributor sales in 2000, 1999, and 1998, respectively. In any given year, the revenue from a single Distributor may be material to total revenue and/or total accounts receivable. For the years ended December 31, 2000 and 1999, a single Distributor accounted for approximately 24% and 23% of total revenues, respectively, and 0% of total accounts receivable. For the year ended December 31, 1998, two different Distributors accounted for approximately 15% of total revenues and 14% of total accounts receivable.

PRODUCT CONCENTRATION

     The Company currently derives the majority of its revenue from the licensing of the Products and related services. These Products and services are expected to account for the majority of the Company's revenue for the foreseeable future. Consequently, a reduction in demand for these Products or a decline in sales of these products, would adversely affect operating results.

RESEARCH AND DEVELOPMENT

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the "working model" approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2000, 1999, and 1998, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations with the exception of the technology acquired from the Molloy Group (see Note 3). The value of the purchased technology was capitalized and is being amortized on a straight line basis over three years.

ADVERTISING COSTS

     Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2000, 1999, and 1998 were approximately $2,315,000, $1,039,000, and $675,000, respectively.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the last day of the month of the balance sheet date. Revenues and expenses are translated at the average rates.

STOCK BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures (see Note 8).

STATEMENT OF CASH FLOWS

     Noncash transactions for the years ended December 31, 2000, 1999, and 1998 include capital lease additions of approximately $146,000, $182,000 and $65,000, respectively.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

NET LOSS PER SHARE

     In accordance with SFAS No. 128, basic and dilutive net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.

OTHER COMPREHENSIVE GAIN (LOSS)

     Other comprehensive gain (loss) consists of net loss, foreign currency translation adjustments and net unrealized gains from securities available-for-sale and is presented in the accompanying statements of stockholders' equity (capital deficiency). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS No. 133 will not have a significant impact on its financial position, results of operations or cash flows. The Company implemented SFAS No. 133, as amended, on January 1, 2001.

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company's revenue recognition practices are in conformity with SAB No. 101.

3.  ACQUISITION

     On July 23, 1999, the Company acquired the Molloy Group, Inc. (Molloy), a leading provider of knowledge-empowered software for strengthening customer relationships. The acquisition was effected by issuing 2,647,984 shares of Series E Preferred Stock ($9,929,944), 1,512,307 shares of common stock ($3,780,768), and 40,473 warrants ($34,492) and 393,950 options ($429,114) to purchase common stock. The consideration was valued at approximately $14.2 million plus $445,000 in transaction costs. The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. The consideration in excess of the fair value of assets acquired and liabilities assumed in the merger of $16.6 million is classified as purchased technology and intangible assets and is being amortized over two to four years.

     The estimated fair value of the assets acquired and liabilities assumed of Molloy are as follows:

                        DESCRIPTION                               AMOUNT
                        -----------                             -----------
Current assets..............................................    $   903,184
Property and equipment......................................        475,663
Purchased technology........................................      1,777,367
Intangibles.................................................     14,824,168
Other long term assets......................................         80,298
Current liabilities.........................................      3,468,996
Other long term liabilities.................................         51,905

     The following unaudited pro forma statements of operations give effect to the Molloy acquisition as if the acquisition occurred on January 1, 1999. Basic and diluted net loss per share has been calculated utilizing the basic and diluted weighted average of the Company's shares outstanding during the years adjusted for 1,512,307 shares of common stock issued on July 23, 1999 for the Molloy acquisition assuming these shares were outstanding as of the beginning of the year presented.

                                                                FOR THE YEAR ENDED
                                                                DECEMBER 31, 1999
                                                                    PRO FORMA
                                                                ------------------
Revenue.....................................................       $ 20,305,946
Net loss....................................................       $(14,337,826)
                                                                   ------------
Net loss applicable to common stock.........................       $(14,432,412)
                                                                   ============
Basic and diluted net loss per share........................       $      (2.31)
Shares used in computing per share amounts..................          6,246,863

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not reflect anticipated cost savings and do not necessarily represent results which would have occurred if the Molloy acquisition had taken place at the date and on the basis assumed above.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable and payable, debt, and note receivable from common stockholder approximate their fair values at December 31, 2000 and 1999.

5.  RECEIVABLES

     Receivables consist of the following:

                                                                DECEMBER 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Billed receivables......................................  $4,462,950    $3,578,971
Unbilled receivables....................................   1,713,544        15,980
                                                          ----------    ----------
                                                           6,176,494     3,594,951
Allowance for doubtful accounts.........................    (459,706)     (312,206)
                                                          ----------    ----------
          Total receivables.............................  $5,716,788    $3,282,745
                                                          ==========    ==========

     Activity in the allowance for doubtful accounts is as follows:

                                                                BALANCE
                                                                --------
Balance, January 1, 1998....................................    $ 98,563
Net charge to expense.......................................     150,875
Amounts written off.........................................      (7,650)
                                                                --------
Balance, December 31, 1998..................................     241,788
Net charge to expense.......................................      90,420
Amounts written off.........................................     (20,002)
                                                                --------
Balance, December 31, 1999..................................     312,206
Net charge to expense.......................................     177,500
Amounts written off.........................................     (30,000)
                                                                --------
Balance, December 31, 2000..................................    $459,706
                                                                ========

6.  DEBT

     In December 1999, the Company entered into a secured credit facility with a bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. All amounts outstanding under the revolving credit facility and term loan were paid in August 2000. On June 8, 2000, the equipment loan was converted to a term loan, and principal repayments are being made as required in 36 equal installments which began July 1, 2000.

     The amount available under the revolving credit note is $7,500,000 less principal outstanding on the term loan and matures on December 10, 2001. Any amounts drawn under the facility bear interest at the Base Rate plus 0.50%. "Base Rate" is defined as the lesser of the bank's prime rate or the Federal Fund's Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At December 31, 2000, $2,935,582 was available for use and $0 was outstanding on the revolving credit note. At December 31, 1999, $1,520,658 was available for use and $1,250,000 was outstanding on this note.

     The amount available under the convertible equipment note was $750,000 on December 31, 1999. Any amounts drawn under the facility bear interest at the Base Rate plus 0.75%. The availability of advances on this note is based on a percentage of invoice amounts for equipment acquisitions. At December 31, 2000 and 1999, nothing had been drawn and amounts outstanding on this equipment note were transferred from a previous equipment line. Of the outstanding amounts, $172,131 and $86,066 are classified as other current liabilities and $258,197 and $430,328 are classified as long term debt at December 31, 2000 and 1999, respectively.

     The revolving credit agreement contains covenants that require the Company to, among other things, maintain a minimum tangible net worth and certain levels of profitability and provide certain financial reports to the bank. In addition, the agreement restricts the Company's ability to pay cash dividends without the bank's consent. The Company's accounts receivable, inventory, equipment, short term investments and cash are pledged as collateral.

     In conjunction with this credit facility, the Company issued 80,000 warrants to buy common stock. Additionally, the Company issued 6,814 and 28,000 warrants in connection with bridge loans during 1999 in the amount of $750,000 and $1,050,000 to its bank and Series A, B and C stockholders, respectively. The bridge loans were repaid with the proceeds from the sale of Series D Convertible preferred stock. Using the Black-Scholes pricing model described in Note 9 the value of warrants was $46,400.

     Aggregate maturities of debt are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................    $172,131
2002........................................................     172,131
2003........................................................      86,066
                                                                --------
                                                                 430,328
Less current portion........................................     172,131
                                                                --------
Long term debt, less current portion........................    $258,197
                                                                ========

7.  INITIAL PUBLIC OFFERING

     On August 30, 2000, the Company closed its initial public offering (IPO) of 4,500,000 shares of its common stock, and on September 27, 2000, the Company closed its offering of an additional 675,000 shares of common stock issued in connection with the exercise of the underwriters' overallotment option. Net proceeds of the offering were approximately $31.6 million, after deducting underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, all 8,786,392 shares of Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock were automatically converted into an aggregate of 10,822,023 shares of common stock at various conversion ratios.

8.  STOCKHOLDERS' EQUITY

     The Company has two classes of capital stock consisting of Common Stock and Preferred Stock. There were six series of Preferred Stock as discussed below. As discussed in Note 7, the preferred stock was converted to common stock upon the first closing of the IPO in August 2000.

SERIES A CONVERTIBLE PREFERRED STOCK

     On July 25, 1994, the Company sold 243,723 shares of Series A Preferred Stock ("Series A") for approximately $250,000. In August 2000, the holders of Series A received dividends for the period July 29, 1994 through June 30, 1999, as declared by the Board of Directors. The dividends were paid (at the option of the holder) $38,305 in cash and 175,351 in shares of Common Stock for dividends accruing for the first three years and cash thereafter through June 30, 1999. Each share of Series A converted into three shares of Common Stock simultaneously with the first closing of the IPO.

     Prior to July 23, 1999, holders of Series A had redemption privileges such that on July 29, 1999 and thereafter, any holder of Series A representing at least 50% of all of the shares of Series A outstanding or any holder with the consent of the majority Series A holders, could require the Company to redeem the remaining Series A at the redemption price plus a redemption premium, if applicable. The redemption price was equal to the original issuance price, plus any accrued dividends unpaid, plus a redemption premium equal to interest on the original conversion price compounded at 12% per annum from July 25, 1994. The Company has accounted for the cumulative annual dividends and redemption premium through periodic accretion to Series A through June 30, 1999. On July 23, 1999, the redemption privileges were revoked and the dividend accrual was limited through June 30, 1999. At December 31, 1999, the Company recorded the value of Series A to be the original issuance plus the accrued dividends.

SERIES B CONVERTIBLE PREFERRED STOCK

     On June 29, 1995, the Company sold 1,058,574 shares of Series B Preferred Stock ("Series B") for approximately $1.5 million. In August 2000, the holders of Series B received dividends for the period June 29, 1995 through June 30, 1999, as declared by the Board of Directors. The dividends were paid (at the option of the holder) $119,620 in cash and 432,129 in shares of Common Stock for dividends accruing for the first three years and cash thereafter through June 30, 1999. Each share of Series B was converted into approximately 1.706 shares of Common Stock simultaneously with the first closing of the IPO.

     Prior to July 23, 1999, holders of Series B had redemption privileges such that on June 29, 2002, 2003 and 2004, any holder of Series B representing at least a majority of all of the shares of Series B outstanding could require the Company to redeem one-third, one-half of the remaining Series B shares and all of the Series B shares, respectively, outstanding on the applicable redemption date at the redemption price. The redemption price was equal to the greater of the original issuance price, plus any accrued dividends unpaid or the fair market value of the Series B shares as determined at that date. The Company has accreted Series B in accordance with these terms through June 30, 1999. On July 23, 1999, the redemption privileges were revoked and the dividend accrual was limited through June 30, 1999. At December 31, 1999, the Company recorded the value of Series B to be the original issuance plus the accrued dividends.

SERIES C CONVERTIBLE PREFERRED STOCK

     On April 24, 1996, the Company sold 500,051 shares of Series C Preferred Stock ("Series C") and the contingent right to receive 320,095 shares of Common Stock (subsequently issued) for $2.5 million less $18,116 for transaction costs. Each share of Series C converted into 1.550 shares of Common Stock simultaneously with the first closing of the IPO.

     There were no dividends or interest provisions related to Series C, however, the terms of the Series C preferred stock included antidilution provisions with respect to stock dividends that have accrued to the Series A and Series B stockholders. As declared by the Board of Directors in August 2000, dividends of 62,658 shares of Common Stock were paid.

SERIES D CONVERTIBLE PREFERRED STOCK

     On July 23, 1999, the Company sold 2,400,000 shares of Series D Preferred Stock ("Series D") and the contingent right to exercise 360,000 warrants to buy Common Stock for $9 million less $271,251 for transaction costs. The exercise price of the warrants is $2.50. Each share of Series D converted into one share of Common Stock simultaneously with the first closing of the IPO.

     The estimated fair value of the warrants granted of $775,842 was recorded on December 31, 1999, the date when certain performance criteria were deemed satisfied (see Note 9).

     There were no dividends or interest provisions related to Series D.

SERIES E CONVERTIBLE PREFERRED STOCK

     On July 23, 1999, the Company issued 2,647,984 shares of Series E Preferred Stock ("Series E") in connection with the acquisition of The Molloy Group (see
Note 3). Each share of Series E converted into one share of Common Stock simultaneously with the first closing of the IPO.

     There were no dividends or interest provisions related to Series E.

SERIES F CONVERTIBLE PREFERRED STOCK

     On June 2, 2000, the Company sold 1,325,000 shares of Series F Preferred Stock, par value $0.01 ("Series F"), for $10.6 million less $43,172 in transaction costs. Each share of Series F converted into one share of Common Stock simultaneously with the first closing of the IPO.

     There were no dividends or interest provisions related to Series F.

COMMON STOCK

     The Company has reserved the following shares of Common Stock:

 SHARES                          PURPOSE OF ISSUANCE
 ------                          -------------------
4,425,574..  Upon exercise of stock options
748,621..    Upon exercise of warrants
---------
5,174,195..  Total
=========

STOCK OPTION PLAN

     Effective April 2000, the Company's Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the "Plan") which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the "1996 Plan"). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. A total of 2,000,000 shares of the Company's Common Stock plus any shares of Common Stock previously reserved for stock options granted under the 1996 Plan which are forfeited prior to exercise may be issued pursuant to the Plan. The exercise price of incentive stock options was determined by management and the Board of Directors for the period from April 2000 through the IPO date. During 2000, the Company recorded $2,386,665 and $864,055 in deferred compensation and stock based compensation expenses, respectively. After the IPO, the exercise price is the closing market price of the Company's Common Stock on the date of the grant. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a four year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant.

     Effective January 1996, the 1996 Plan amended and restated the ServiceWare, Inc. 1994 Stock Option/Stock Issuance Plan. A total of 4,000,000 shares of the Company's Common Stock may be issued pursuant to the 1996 Plan. The exercise price of incentive stock options was determined by management and the Board of Directors through April 2000 and for the years ended December 31, 1999 and 1998. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a three to four year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $807,000, $398,000 and $154,000 or $0.06, $0.04 and $0.01 per share in 2000,
1999 and 1998, respectively. The average fair value of the options granted is estimated as $1.16 during 2000, $0.61 during 1999 and $0.57 during 1998, on the date of grant using the Black-Scholes pricing model with the following assumptions: volatility 0.6, dividend yield 0.0%, an expected life of 3 years, and average risk-free interest rates of 5.06%, 5.40% and 4.60% for 2000, 1999 and 1998, respectively.

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

     The following table summarizes option activity for the years ended December 31, 2000, 1999, and 1998:

                                      OPTIONS        OPTION PRICE       WEIGHTED AVERAGE
                                    OUTSTANDING     RANGE PER SHARE      EXERCISE PRICE
                                    -----------    -----------------    ----------------
Balance, January 1, 1998..........   1,376,100     $  0.0110-$3.6000        $1.5247
Options granted...................     742,700     $  3.6000-$5.1000        $4.5595
Options exercised.................      16,350     $  0.3330-$2.3000        $1.0999
Options forfeited.................     411,044     $  0.9400-$5.1000        $2.3512
                                     ---------
Balance, December 31, 1998........   1,691,406     $  0.0110-$5.1000        $2.6605
Options granted...................   1,979,120     $  1.0000-$5.1000        $1.6029
Options exercised.................     247,281     $  0.0110-$5.1000        $1.1100
Options forfeited.................     775,835     $  0.1670-$5.1000        $2.6215
                                     ---------
Balance, December 31, 1999........   2,647,410     $  0.0560-$5.1000        $1.8858
Options granted...................   2,285,965     $  2.5000-$7.0000        $3.8063
Options exercised.................   1,250,530     $  0.1670-$5.1000        $2.1317
Options forfeited.................     708,343     $  0.9400-$7.0000        $3.8113
                                     ---------
Balance, December 31, 2000........   2,974,502     $  0.0560-$7.0000        $2.7825
                                     =========

     The options outstanding as of December 31, 2000 have been segregated into ranges for additional disclosure as follows:

                                            OPTIONS OUTSTANDING
                          -------------------------------------------------------           OPTIONS EXERCISABLE
                               OPTIONS        WEIGHTED AVERAGE                      ------------------------------------
                          OUTSTANDING AS OF      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2000   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 2000    EXERCISE PRICE
------------------------  -----------------   ----------------   ----------------   -----------------   ----------------
$0.0110-$0.7000.......          111,000              3.5             $0.2821             111,000            $0.2821
$0.7001-$1.4000.......          781,200              6.8             $1.0497             315,732            $1.0906
$2.1001-$2.8000.......          718,527              7.1             $2.4712             280,345            $2.4405
$2.8001-$3.5000.......          550,000             10.0             $2.8125                   0            $0.0000
$3.5001-$4.2000.......          401,900              9.1             $3.7353              34,300            $3.6000
$4.9001-$5.6000.......          149,475              8.0             $5.1163              47,275            $5.1058
$6.3001-$7.0000.......          262,400              8.6             $7.0000                   0            $0.0000
                              ---------             ----             -------             -------            -------
                              2,974,502              7.9             $2.7825             788,652            $1.8065
                              =========             ====             =======             =======            =======

EMPLOYEE STOCK PURCHASE PLAN

     In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 500,000 shares of Common Stock, plus annual increases as defined by the plan document. The ESPP enables employees to purchase shares of the Company's Common Stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company's Common Stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). The purchase price for the first offering period beginning in August 2000 was $3.13 which represented the lesser of 100% of the IPO price before underwriter's discount or 85% of fair value on purchase date. At December 31, 2000, 423,540 shares remained available for purchase under the plan.

9.  WARRANTS

     The following table summarizes warrant activity for the years ended December 31, 2000 and 1999:

                                                        WARRANTS       WARRANT PRICE
                                                       OUTSTANDING    RANGE PER SHARE
                                                       -----------    ---------------
Balance, January 1, 1999...........................           --
Warrants granted...................................      515,288        $1.50-$9.00
Warrants exercised.................................           --
Warrants forfeited.................................           --
                                                         -------
Balance, December 31, 1999.........................      515,288        $1.50-$9.00
Warrants granted...................................      233,333          $7.00
Warrants exercised.................................           --
Warrants forfeited.................................           --
                                                         -------
Balance, December 31, 2000.........................      748,621        $1.50-$9.00
                                                         =======

     The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise at anytime until the expiration of the warrant which is 1 1/2 to 6 years from the date of grant.

10.  NOTES RECEIVABLE FROM COMMON STOCKHOLDERS

     In January and February 2000, certain executive officers exercised options to purchase shares of Common Stock, and the Company issued promissory notes in conjunction with the sales. These officers are personally liable for the principal and interest due on their loans. Each loan becomes due and payable three years from the date it was made or earlier if the individual's employment is terminated or he or she no longer owns the shares. These loans were made at interest rates between 5.8% and 6.1%, which were the applicable Federal rates in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, on the date of issuance. The respective total number of shares purchased and the amounts loaned as well as amounts repurchased due to employment termination are set forth in the table below.

                                                     NUMBER OF SHARES    LOAN AMOUNTS
                                                     ----------------    ------------
Exercise of stock options on January 19, 2000......      619,470          $1,410,011
Exercise of stock options on February 29, 2000.....      375,000          $  937,500
Amounts repurchased due to termination:
  Loan.............................................       36,730          $  197,299
  Interest.........................................                       $    9,045

     On January 24, 1999, a former president of the Company exercised options to purchase 86,956 shares of Common Stock at a purchase price of $2.30 per share. A promissory note in the amount of $199,999 was issued in conjunction with the sale. The note bears interest at the applicable federal rate defined in the Internal Revenue Code of 1986, as amended and is due March 2001.

11.  OPERATING LEASES

     The Company has several operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable operating leases are as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................    $1,569,452
2002........................................................       750,054
2003........................................................       151,367
2004........................................................           349
2005........................................................           232
                                                                ----------
                                                                $2,471,222
                                                                ==========

     Total rent expense under all operating leases amounted to approximately $1,554,924, $975,796, and $585,891 in 2000, 1999 and 1998, respectively.

12.  INCOME TAXES

     A reconciliation of the benefit for income taxes on operations computed by applying the federal statutory rate of 34% to the loss from operations before income taxes and the reported benefit for income taxes on operations is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                              2000           1999           1998
                                           -----------    -----------    -----------
Income tax benefit computed at statutory
  federal income tax rate................  $(6,723,838)   $(3,402,661)   $(1,297,591)
State income taxes, net of federal tax
  benefit, if any........................   (1,174,694)      (660,517)      (251,885)
Other (principally goodwill and meals and
  entertainment).........................    2,121,065        794,208         57,139
Foreign loss.............................      470,466             --             --
Federal deferred tax asset valuation
  allowance adjustment...................    5,307,001      3,268,970      1,492,337
                                           -----------    -----------    -----------
Total benefit for income taxes...........  $        --    $        --    $        --
                                           ===========    ===========    ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                         DECEMBER 31,
                                          ------------------------------------------
                                              2000           1999           1998
                                          ------------    -----------    -----------
Deferred tax assets (liabilities)
  Accounts receivable...................  $    184,000    $   125,000    $    97,000
  Property and equipment................       177,000         16,000         (8,000)
  Intangible assets.....................      (827,000)    (1,423,000)            --
  Deferred revenue......................            --             --         17,000
  Loss carryforward.....................    12,771,000      8,280,000      2,270,000
                                          ------------    -----------    -----------
Total net deferred tax assets...........    12,305,000      6,998,000      2,376,000
Valuation allowance.....................   (12,305,000)    (6,998,000)    (2,376,000)
                                          ------------    -----------    -----------
Net deferred tax asset..................  $         --    $        --    $        --
                                          ============    ===========    ===========

     Management has recorded a valuation allowance against the deferred tax assets until such time that the Company demonstrates an ability to consistently generate taxable income.

     At December 31, 2000, the Company had net operating loss carryforwards with expiration dates as follows:

                      EXPIRATION DATES                          NET OPERATING LOSSES
                      ----------------                          --------------------
2001-2006...................................................        $ 2,667,333
2007-2011...................................................         17,967,429
2012-2020...................................................         11,292,820
                                                                    -----------
Total.......................................................        $31,927,582
                                                                    ===========

13.  NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed as described above. The following table sets forth the computation of basic and diluted earnings per share:

                                             2000            1999           1998
                                         ------------    ------------    -----------
Numerator:
  Net loss.............................  $(19,775,993)   $(10,062,347)   $(3,816,445)
  Series A and Series B dividends......                       (94,586)      (124,050)
                                         ------------    ------------    -----------
  Numerator for basic and diluted net
     loss per share - loss available to
     common stockholders...............  $(19,775,993)   $(10,156,933)   $(3,940,495)
Denominator:
  Denominator for basic and diluted
     loss per share - weighted average
     shares............................    13,178,565       5,401,652      4,621,794
                                         ============    ============    ===========
Basic and diluted net loss per share...  $      (1.50)   $      (1.88)   $     (0.85)
                                         ============    ============    ===========

     Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 3,794,873, 12,470,435 and 5,951,159 for the years ended December 31, 2000, 1999 and 1998, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

14.  OTHER COMPREHENSIVE LOSS

     The following table reconciles net loss as reported to total comprehensive loss for the year ended December 31, 2000:

                                                                  2000
                                                              ------------
Net loss....................................................  $(19,775,993)
Other comprehensive loss:
  Unrealized foreign currency loss..........................       (18,298)
  Unrealized gain on short term investments.................        19,337
                                                              ------------
Total comprehensive loss....................................  $(19,774,954)
                                                              ============
Basic and diluted net loss per share........................  $      (1.50)
                                                              ============

15.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $230,716 to the Plan in 2000. The Company did not contribute to the Plan in 1999 or 1998.

16.  SEGMENT REPORTING

Organization

     The Company has two reportable segments: Software and Content. The Software segment includes products where customers can develop and manage a knowledge base of service-related support information and disseminate that knowledge through multiple communication channels, such as telephone support, e-mail, chat and Web-based self-service. The Content segment product, RightAnswers.com, is an Internet-based knowledge portal that enables customers to access a continuously updated database of problem-solution pairs in a cost effective and timely manner. The Company does not disclose segmented balance sheet information as management reviews balance sheet information on a consolidated basis.

Segment Information

                                           SOFTWARE        CONTENT         TOTAL
                                          -----------    -----------    -----------
Year ended December 31, 2000
  Revenues..............................  $17,136,136    $12,049,258    $29,185,394
  Segment profit (loss).................  (13,522,992)     2,005,114    (11,517,878)
  Depreciation expense..................      968,583        354,947      1,323,530
Year ended December 31, 1999
  Revenues..............................    6,782,526     10,869,349     17,651,875
  Segment profit (loss).................   (8,577,378)     3,310,116     (5,267,262)
  Depreciation expense..................      693,293        377,281      1,070,574
Year ended December 31, 1998
  Revenues..............................    4,389,003      8,534,234     12,923,237
  Segment profit (loss).................   (4,009,937)     3,007,238     (1,002,699)
  Depreciation expense..................      407,063        285,188        692,251

                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------
                                             2000            1999           1998
                                         ------------    ------------    -----------
Loss
  Total loss for reportable segments...  $(11,517,878)   $ (5,267,262)   $(1,002,699)
  Unallocated amounts
     General and administrative........    (2,937,340)     (2,418,292)    (2,800,768)
     Intangible assets amortization....    (5,059,117)     (2,203,580)            --
     Stock based compensation..........      (864,055)             --             --
     Other income (expense), net.......       602,397        (173,213)       (12,978)
                                         ------------    ------------    -----------
  Net loss.............................  $(19,775,993)   $(10,062,347)   $(3,816,445)
                                         ============    ============    ===========

Geographic Information

                                                     YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------------------------------
                                 2000                          1999                         1998
                       -------------------------    --------------------------    -------------------------
                                     LONG-LIVED                    LONG-LIVED                    LONG-LIVED
                       REVENUES(A)    ASSETS(B)     REVENUES (A)    ASSETS(B)     REVENUES (A)   ASSETS(B)
                       -----------   -----------    ------------   -----------    ------------   ----------
United States........  $28,970,478   $14,199,861    $17,494,278    $16,371,592    $12,726,240    $1,736,333
International........      214,916        60,903        157,597             --        196,997            --
                       -----------   -----------    -----------    -----------    -----------    ----------
Total................  $29,185,394   $14,260,764    $17,651,875    $16,371,592    $12,923,237    $1,736,333
                       ===========   ===========    ===========    ===========    ===========    ==========

(a) Revenues are attributed to the United States and International based on customer location.

(b) Long-lived assets include non-current assets of the Company.

Major Customers

     Software sales are made primarily through the Company's direct sales force. Content sales are made primarily through Distributors. See discussion of major customers in Note 2.

Revenues by Product and Services

                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                             2000           1999           1998
                                          -----------    -----------    -----------
Software
  Licenses and subscriptions............  $11,168,121    $ 3,419,828    $ 2,749,380
  Services..............................    5,968,015      3,362,698      1,639,623
Content
  Licenses and subscriptions............   11,118,177      9,891,349      8,534,234
  Services..............................      931,081        978,000             --
                                          -----------    -----------    -----------
Total revenue for reportable segments...  $29,185,394    $17,651,875    $12,923,237
                                          ===========    ===========    ===========

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
Year ended December 31, 2000
  Revenues............................   $6,962,491        $7,681,354       $8,358,651        $6,182,898
  Gross margin........................    4,951,515         4,873,559        5,610,742         2,237,309
  Net loss............................   (3,420,872)       (5,105,015)      (3,565,053)       (7,685,053)
  Net loss applicable to common
     stock............................   (3,420,872)       (5,105,015)      (3,565,053)       (7,685,053)
  Net loss per common share, basic and
     Diluted..........................        (0.49)            (0.68)           (0.26)            (0.32)
Year ended December 31, 1999
  Revenues............................    3,480,000         3,639,399        4,360,010         6,172,466
  Gross margin........................    2,668,427         2,825,241        3,073,002         4,597,463
  Net loss............................   (1,842,711)       (2,056,334)      (3,762,848)       (2,400,454)
  Net loss applicable to common
     stock............................   (1,890,004)       (2,103,627)      (3,762,848)       (2,400,454)
  Net loss per common share, basic and
     Diluted..........................        (0.41)            (0.45)           (0.64)            (0.38)

18.  SUBSEQUENT EVENTS (UNAUDITED)

     In February 2001, the Company announced a strategic restructuring to focus on revenue growth opportunities in the eService software market and confirmed that it has actively engaged in discussions regarding the purchase of its content subscription business. The plan of restructuring approved by the board of directors includes taking a restructuring charge of approximately $2 million which includes a reduction of staff by approximately 25%, relocation of certain facilities and other non-employee related costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and the information set forth in Item 1, "Business -- Executive Officers" is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Stockholder Return Performance Graph" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the subcaption "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     1. Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                PAGE NUMBER
                                                                -----------
Report of Independent Auditors..............................        36
Consolidated Balance Sheets.................................        37
Consolidated Statements of Operations.......................        38
Consolidated Statement of Stockholders' Equity (Capital
  Deficiency)...............................................        39
Consolidated Statements of Cash Flows.......................        43
Notes to Consolidated Financial Statements..................        44

     2. Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Third Amended and Restated Certificate of Incorporation of
           the registrant.
 3.2       Amended and Restated Bylaws of the registrant.
 4.1       Amended and Restated Registration Rights Agreement dated
           June 2, 2000. (1)
10.1       Loan Agreement, dated December 10, 1999, between the
           registrant and PNC Bank. (2)
10.2       Agreement and Plan of Merger, dated July 13, 1999, between the registrant and the parties thereto in connection with
           the acquisition of the Molloy Group. (2)
10.3       Commercial Lease Agreement, dated May 31, 1995, as amended, between the registrant and Sibro Enterprises, for property located in Oakmont, Pennsylvania. (2)
10.4       First Amendment of Lease, dated June 30, 1998, between the registrant and PW/MS OP SUB I, LLC., for property located in
           Parsippany, New Jersey. (2)
10.5       2000 Stock Incentive Plan of registrant. (2)
10.6       Employee Stock Purchase Plan of registrant. (2)
10.7       ServiceWare, Inc. Amended and Restated Stock Option Plan.
           (3)
10.8 ++    Software Remarketing Agreement, dated August 3, 1999,
           between the registrant and Tivoli Systems, Inc. (3)
10.9 ++    Microsoft Corporation Serviceware Knowledge Base License
           Agreement, dated June 29, 1998, between the registrant and
           Microsoft Corporation. (3)
10.10++    Microsoft Knowledge Base Non-Exclusive License Agreement,
           dated June 29, 1998, between the registrant and Microsoft
           Corporation, as amended. (3)
10.11++    Microsoft Knowledge Base Non-Exclusive License Agreement for
           Subscription Services, dated March 3, 1999, between the
           registrant and Microsoft Corporation. (3)
10.12      Loan Agreements between the registrant and certain of the
           registrant's officers during the first quarter of 2000. (3)
10.13+     Employment letter of Mark Tapling, dated July 22, 1999. (3)
10.14+     Employment letter of Mark Finkel, dated January 18, 2000.
           (3)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.15+     Compensation letter of Rajiv Enand, dated January 19, 2000.
           (3)
10.16+     Compensation, Consultation and Severance Agreement, dated
           July 23, 1999, between the registrant and Bruce Molloy. (3)
10.17      License Agreement and Assignment, each dated July 23, 1999, between the registrant and
           Bruce Molloy. (3)
10.18++    Master Alliance Agreement, dated June 30, 2000, between the registrant and Electronic Data Systems Corporation. (4)
10.19++    Master Software License Agreement, dated June 30, 2000,
           between the registrant and Electronic Data Systems
           Corporation. (4)
10.20      Common Stock Purchase Warrant of the registrant in favor of
           Electronic Data Systems Inc. (4)
10.21      Warrant Purchase Agreement, dated June 2, 2000 between the
           Registrant and Electronic Data Systems. (4)
10.22++    Kana Communications, Inc. Kana Alliance Program Original
           Equipment Manufacturer
           Agreement. (5)
23.1       Consent of Ernst & Young LLP.

---------------

  ++ Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

  + Management or compensatory contract required to be filed pursuant to Item
    14(c) of the requirements for Form 10-K reports.

(1) Incorporated by reference to exhibit with corresponding number filed with the Commission on August 18, 2000, with Amendment No. 7 to the registrant's Registration Statement on Form S-1 (File No. 333-33818) (the "Registration Statement"), as filed with the Commission on March 31, 2000.

(2) Incorporated by reference to exhibit with corresponding number filed with the Registration Statement.

(3) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on April 7, 2000.

(4) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 4 to the Registration Statement, as filed with the Commission on July 13, 2000.

(5) Incorporated by reference to Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b) Reports on Form 8-K

     The registrant did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oakmont, Commonwealth of Pennsylvania on March 30, 2001.

                                          SERVICEWARE TECHNOLOGIES, INC.

                                          By: /s/ MARK TAPLING
                                            ------------------------------------
                                            Mark Tapling
                                            Chief Executive Officer

     Each person whose signature appears below hereby appoints Mark Tapling and Mark Finkel, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                  CAPACITY                      DATE
                   ---------                                  --------                      ----
                /s/ MARK TAPLING                    President, Principal
------------------------------------------------    Executive Officer and
                  Mark Tapling                      Director                      March 30, 2001

                /s/ MARK FINKEL                     Chief Financial Officer,
------------------------------------------------    Principal Financial and
                  Mark Finkel                       Accounting Officer            March 30, 2001

                /s/ RAJIV ENAND                     Director
------------------------------------------------
                  Rajiv Enand                                                     March 30, 2001

                 /s/ KEVIN HALL                     Director
------------------------------------------------
                   Kevin Hall                                                     March 30, 2001

                                                    Director
------------------------------------------------
                Susanne Harrison                                                  March   , 2001

                /s/ BRUCE MOLLOY                    Director
------------------------------------------------
                  Bruce Molloy                                                    March 30, 2001

              /s/ TIMOTHY WALLACE                   Director
------------------------------------------------
                Timothy Wallace                                                   March 30, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
 3.1         Third Amended and Restated Certificate of Incorporation of the registrant.
 3.2         Amended and Restated Bylaws of the registrant.
23.1         Consent of Ernst & Young LLP.