Form 10-Q
period 2001-03-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2001-05-15
CIK 1062606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                YES X      NO  _

     The number of shares of the registrant's common stock outstanding as of the close of business on May 7, 2001 was 24,368,579.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SERVICEWARE TECHNOLOGIES, INC.
                                   FORM 10-Q
                                 MARCH 31, 2001

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
ITEM 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000...........................................      2
           Consolidated Statements of Operations for the three months
           ended March 31, 2001 and 2000...............................      3
           Consolidated Statement of Stockholders' Equity for the three
           months ended March 31, 2001 and 2000........................      4
           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000...............................      5
           Notes to Consolidated Financial Statements..................      6
ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     25

PART II.   OTHER INFORMATION
ITEM 6.    Exhibits and Reports on Form 8-K............................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2001             2000
                                                                -------------    ------------
                                                                 (UNAUDITED)
                           ASSETS
Current assets
  Cash and cash equivalents.................................      $  5,847         $ 12,048
  Short term investments....................................        11,466           13,715
  Accounts receivable, less allowance for doubtful accounts
    of $438 as of March 31, 2001 and $460 in 2000...........         3,974            5,717
  Other current assets......................................         2,532            2,661
                                                                  --------         --------
         Total current assets...............................        23,819           34,141
Long term assets
  Purchased technology, net of amortization of $1,003 as of
    March 31, 2001
    and $854 in 2000........................................           779              928
  Property and equipment
    Office furniture, equipment, and leasehold
      improvements..........................................         2,061            1,946
    Computer equipment......................................         6,611            6,403
                                                                  --------         --------
         Total property and equipment.......................         8,672            8,349
Less accumulated depreciation...............................        (4,465)          (4,023)
                                                                  --------         --------
Property and equipment, net.................................         4,207            4,326
  Intangible assets, net of accumulated amortization of
    $8,529 as of March 31, 2001
    and $7,263 in 2000......................................         6,379            7,645
  Long term receivables.....................................         1,100            1,100
  Other long term assets....................................           292              262
                                                                  --------         --------
         Total long term assets.............................        12,757           14,261
                                                                  --------         --------
         Total assets.......................................      $ 36,576         $ 48,402
                                                                  ========         ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................         2,556            2,236
  Accrued compensation and benefits.........................         1,001            1,029
  Deferred revenue -- licenses and subscriptions............         2,837            3,458
  Deferred revenue -- services..............................         3,211            3,505
  Reserve for restructuring.................................         1,510               --
  Other current liabilities.................................         2,042            2,127
                                                                  --------         --------
         Total current liabilities..........................        13,157           12,355
                                                                  --------         --------
Long term debt, less current portion........................           215              258
Long term deferred revenue -- licenses and subscriptions....           785              785
Long term deferred revenue -- services......................           315              315
Other long term liabilities.................................           113              120
                                                                  --------         --------
         Total liabilities..................................        14,585           13,833
Stockholders' equity
  Common stock, $0.01 par; 100,000 shares authorized, 24,369 and 24,366 shares issued and 24,369 and 24,346 shares
    outstanding in 2001 and 2000............................           244              244
  Additional paid in capital................................        73,835           74,208
  Treasury stock, 0 and 20 shares in 2001 and 2000..........            --             (146)
  Deferred compensation and other...........................        (1,648)          (1,801)
  Warrants..................................................         1,414            1,379
  Note receivable from common stockholders..................        (2,350)          (2,350)
  Accumulated other comprehensive loss:
    Currency translation account............................           (25)             (18)
    Unrealized gain on short term investments...............            54               19
  Retained deficit..........................................       (49,533)         (36,966)
                                                                  --------         --------
         Total stockholders' equity.........................        21,991           34,569
                                                                  --------         --------
         Total liabilities and stockholders' equity.........      $ 36,576         $ 48,402
                                                                  ========         ========

              See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                 QUARTER ENDED MARCH 31,
                                                                -------------------------
                                                                   2001            2000
                                                                -----------      --------
                                                                (UNAUDITED)
Revenues
  Licenses and subscriptions................................      $  2,451       $ 5,442
  Services..................................................         1,461         1,520
                                                                  --------       -------
     Total revenues.........................................         3,912         6,962
                                                                  --------       -------
Cost of revenues
  Cost of licenses and subscriptions........................         1,080           448
  Cost of services..........................................         3,420         1,563
                                                                  --------       -------
     Total cost of revenues.................................         4,500         2,011
                                                                  --------       -------
Gross margin................................................          (588)        4,951
Operating expenses
  Sales and marketing.......................................         5,655         4,021
  Research and development..................................         2,609         1,973
  General and administrative................................           940         1,108
  Intangible assets amortization............................         1,266         1,264
  Restructuring charge......................................         1,856            --
                                                                  --------       -------
     Total operating expenses...............................        12,326         8,366
                                                                  --------       -------
Loss from operations........................................       (12,914)       (3,415)
Other income (expense)
  Interest expense..........................................           (21)         (101)
  Other (net)...............................................           368            95
                                                                  --------       -------
Other (expense) income, net.................................           347            (6)
                                                                  --------       -------
Net loss....................................................      $(12,567)      $(3,421)
                                                                  ========       =======
Net loss per common share, basic and diluted................      $  (0.52)      $ (0.49)
                                                                  ========       =======
Shares used in computing per share amounts..................        24,356         6,948
                                                                  ========       =======

              See accompanying notes to the financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                                          NOTE
                                                                                                       RECEIVABLE     ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                DEFERRED                    FROM           OTHER
                                  ---------------    PAID IN     TREASURY   COMPENSATION                 COMMON      COMPREHENSIVE
                                  SHARES   AMOUNT    CAPITAL      STOCK      AND OTHER     WARRANTS   STOCKHOLDERS       LOSS
                                  ------   ------   ----------   --------   ------------   --------   ------------   -------------
Balance at December 31, 2000....  24,346    $244     $74,208      $(146)      $(1,801)      $1,379      $(2,350)         $  1
Exercise of stock options.......      23      --        (127)       146            --           --           --            --
Stock based compensation........      --      --        (246)        --           144           --           --            --
Issuance of warrants............      --      --          --         --           (35)          35           --            --
Amortization of warrants........      --      --          --         --            44           --           --            --
Other comprehensive gain (loss):
Currency translation
  adjustment....................      --      --          --         --            --           --           --            (7)
Unrealized gain on short term
  investments...................      --      --          --         --            --           --           --            35
Net loss........................      --      --          --         --            --           --           --            --
                                                                                                                         ----
Total other comprehensive
  loss..........................                                                                                           28
                                  ------    ----     -------      -----       -------       ------      -------          ----
Balance at March 31, 2001.......  24,369    $244     $73,835      $  --       $(1,648)      $1,414      $(2,350)         $ 29
                                  ======    ====     =======      =====       =======       ======      =======          ====


                                                 TOTAL
                                             STOCKHOLDERS'
                                  DEFICIT       EQUITY
                                  --------   -------------
Balance at December 31, 2000....  $(36,966)    $ 34,569
Exercise of stock options.......        --           19
Stock based compensation........        --           23
Issuance of warrants............        --           --
Amortization of warrants........        --           44
Other comprehensive gain (loss):
Currency translation
  adjustment....................        --           (7)
Unrealized gain on short term
  investments...................        --           35
Net loss........................   (12,567)     (12,567)
                                  --------     --------
Total other comprehensive
  loss..........................   (12,567)     (12,539)
                                  --------     --------
Balance at March 31, 2001.......  $(49,533)    $ 21,991
                                  ========     ========

              See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Cash flows from operating activities
  Net loss..................................................  $(12,567)   $ (3,421)
  Adjustments to reconcile net loss to net cash used in
     operations:
     Depreciation and amortization..........................     2,036       1,740
Changes in operating assets and liabilities:
  Accounts receivable.......................................     1,743      (1,804)
  Other assets..............................................        (4)         94
  Accounts payable..........................................       320         326
  Accrued compensation......................................       (28)       (300)
  Other liabilities.........................................     1,470         503
  Deferred revenue..........................................      (915)        627
  Unrealized gain on short term investments.................       (54)         --
                                                              --------    --------
       Net cash used in operating activities................    (7,999)     (2,235)
                                                              --------    --------
Cash flows from investing activities
  Purchase of short term investments........................    (1,697)         --
  Sale of short term investments............................     4,000          --
  Property and equipment acquisitions.......................      (457)       (396)
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................     1,846        (396)
                                                              --------    --------
Cash flows from financing activities
  Repayments of principal of capital lease obligation.......       (17)        (42)
  Repayments of principal of equipment line.................       (43)         --
  Proceeds from stock options issuances.....................        19          66
                                                              --------    --------
       Net cash (used in) provided by financing
        activities..........................................       (41)         24
Effect of exchange rate changes on cash.....................        (7)         --
                                                              --------    --------
Increase in cash and cash equivalents.......................    (6,201)     (2,607)
Cash and cash equivalents at beginning of period............    12,048       6,623
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  5,847    $  4,016
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     15    $     95
                                                              ========    ========

              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

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

     The Company's products include:

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

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited balance sheet as of March 31, 2001 and related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference into the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

NOTE 3. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  2001         2000
                                                                --------      -------
                                                                   (IN THOUSANDS)
Numerator for basic and diluted net loss per share -- loss
  available to common stockholders..........................     (12,567)      (3,421)
Denominator for basic and diluted loss per share -- weighted
  average shares............................................      24,356        6,948
                                                                ========      =======
Basic and diluted net loss per share........................    $  (0.52)     $ (0.49)
                                                                ========      =======

     Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 4,922,410 and 12,255,933 for the three months ended March 31, 2001 and 2000, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4.  OTHER COMPREHENSIVE INCOME

     The following table reconciles net loss as reported to total comprehensive loss for the three months ended March 31, 2001 and 2000:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------      -------
                                                           (IN THOUSANDS)
Net loss............................................    $(12,567)     $(3,421)
Other comprehensive income:
  Unrealized foreign currency loss..................          (7)          --
  Unrealized gain on short term investments.........          35           --
                                                        --------      -------
     Total comprehensive loss.......................    $(12,539)     $(3,421)
                                                        ========      =======

NOTE 5.  RECEIVABLES

     Receivables consist of the following:

                                                    MARCH 31,    DECEMBER 31,
                                                      2001           2000
                                                    ---------    ------------
                                                         (IN THOUSANDS)
Billed receivables..............................     $3,009         $4,463
Unbilled receivables............................      1,403          1,714
                                                     ------         ------
                                                      4,412          6,177
Allowance for doubtful accounts.................       (438)          (460)
                                                     ------         ------
     Total receivables..........................     $3,974         $5,717
                                                     ======         ======

     Unbilled receivables represent non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms.

NOTE 6.  DEBT

     The Company has a secured credit facility with PNC bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. All amounts outstanding under the revolving credit facility and term loan were paid in August 2000.

     On July 1, 2000, the equipment loan was converted to a term loan, and principal repayments are being made as required in 36 equal installments which began July 1, 2000.

NOTE 7.  SEGMENT INFORMATION

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

SEGMENT INFORMATION

                                                                SOFTWARE    CONTENT    TOTAL
                                                                --------    -------    ------
                                                                       (IN THOUSANDS)
Three months ended March 31, 2001
  Revenues..................................................    $ 2,266     $1,646     $3,912
  Segment profit (loss).....................................     (9,253)       399     (8,854)
Three months ended March 31, 2000
  Revenues..................................................      2,182      4,780      6,962
  Segment profit (loss).....................................     (3,316)     2,273     (1,043)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                  2001       2000
                                                                --------    -------
                                                                  (IN THOUSANDS)
Profit or Loss
  Total profit (loss) for reportable segments...............    $ (8,854)   $(1,043)
  Unallocated amounts
     General and administrative.............................        (939)    (1,108)
     Intangible assets amortization.........................      (1,266)    (1,264)
     Restructuring charge...................................      (1,856)        --
     Other income (expense), net............................         348         (6)
                                                                --------    -------
  Net loss..................................................    $(12,567)   $(3,421)
                                                                ========    =======

NOTE 8.  RESTRUCTURING CHARGE

     In February 2001, the Company announced a strategic restructuring to focus on revenue growth opportunities in the eService software market and confirmed that it has actively engaged in discussions regarding the sale of its content subscription business. The plan of restructuring approved by the board of directors included taking a restructuring charge of $1.9 million. This restructuring charge includes severance benefits and costs of $471,000, reduction and relocation of certain facilities costs of $1,231,000, termination costs for certain services of $115,000 and equipment write off of $39,000. As part of the restructuring plan, 55 employees were terminated on February 28, 2001 primarily from the Company's Oakmont, Pennsylvania facility. Accordingly, office space in

Oakmont was reduced. The Company plans to either sublet part of this facility or all of it and move to an alternative location.

     As of March 31, 2001, $346,000 of severance benefits and costs had been paid and $1,510,000 of the total charge remained to be paid. The remaining cash costs will be paid in the three months ended June 30, 2001.

     As a result of the restructuring, the Company expects to lose most or all of the Content Segment revenues, but expects to save approximately $4.9 million per year in personnel costs, rent and other services related to the content subscription business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results to differ materially from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

OVERVIEW

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

FACTORS AFFECTING FUTURE OPERATIONS

     Our operating losses, as well as our negative operating cash flow, have been significant to date, and we expect both to continue for the foreseeable future until we can develop a customer base that will generate sufficient revenues to fund our operating expenses. We expect to have positive operating margins over time by increasing the number of our customers and selling them additional services without significantly increasing related capital expenditures and other operating costs.

     As of March 31, 2001, we had $5.8 million in cash and cash equivalents. Additionally, we had $11.5 million in investments. Based upon internal projections, we expect that this amount together with our existing credit line will allow us to remain funded through the end of this fiscal year. Accordingly, we will require significant capital to finance our operations and the development of our business.

REVENUES

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

OPERATING COSTS

     We classify our operating costs into five general categories: sales and marketing, research and development, general and administrative, intangible assets amortization and restructuring charge, based upon the nature of the costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that use these services. These allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software, content and other technologies. These expenses include employee compensation for software developers, content developers and quality assurance personnel and for third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel, fees for outside professional advisors and stock based compensation. Deferred compensation related to stock based compensation is amortized on a straight line basis over the stock option vesting period. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group. These assets are amortized on a straight line basis over their respective estimated useful lives. Restructuring charge consists of costs incurred and accrued for reduction in staff and certain facilities and services related to our shift to focus on revenue growth opportunities in the eService software market.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                 2001         2000
                                                                ------        -----
Revenues
  Licenses and subscriptions................................      62.7%        78.2%
  Services..................................................      37.3         21.8
                                                                ------        -----
     Total revenues.........................................     100.0        100.0
                                                                ------        -----
Cost of revenues
  Cost of licenses and subscriptions........................      27.6          6.4
  Cost of services..........................................      87.5         22.5
                                                                ------        -----
     Total cost of revenues.................................     115.1         28.9
                                                                ------        -----
Gross margin................................................     (15.1)        71.1
                                                                ------        -----
Operating expenses
  Sales and marketing.......................................     144.5         57.8
  Research and development..................................      66.7         28.3
  General and administrative................................      24.0         15.9
  Intangible assets amortization............................      32.4         18.1
  Restructuring charge......................................      47.5           --
                                                                ------        -----
     Total operating expenses...............................     315.1        120.1
                                                                ------        -----
Loss from operations........................................    (330.2)       (49.0)
Other income (expense), net.................................       8.9         (0.1)
                                                                ------        -----
Net loss....................................................    (321.3)%      (49.1)%
                                                                ======        =====

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Revenues decreased 43.8% to $3.9 million in the first three months of 2001 from $7.0 million in the first three months of 2000. License and subscription revenues decreased 55.0% to $2.5 million in the first three months of 2001 from $5.4 million in the first three months of 2000. The decrease in license and subscription revenues was attributable to a decreased number of new customers although our average contract size increased. Service revenues remained steady at $1.5 million in the first three months of 2001 compared with $1.5 million in the first three months of 2000. The size of service contracts significantly increased, while the number of new customers decreased. Approximately $1.2 million and $4.2 million was recognized in revenues related to indirect sales channels in the first three months of 2001 and the first three months of 2000, respectively. The decrease in revenues related to indirect sales channels was primarily attributable to the decrease in sales to Tivoli, a third-party distributor that distributed our content products. Tivoli was recently acquired by another corporation and the Tivoli product with which our content product was distributed has been discontinued. Revenues from software licensing and subscription services were approximately $1.6 million and $0.9 million in the first three months of 2001 and $3.6 million and $1.8 million in the first three months of 2000.

     Software Segment revenues increased 3.8% to $2.3 million in the first three months of 2001 from $2.2 million in the first three months of 2000. License and subscription revenues decreased 0.4% to $0.9 million in the first three months of 2001, which was essentially the same as the $1.0 million in the first three months of 2000. Service revenues increased 7.1% to $1.3 million in the first three months of 2001 from $1.2 million in the first three months of 2000. Although the number of new customers decreased, our revenues remained steady as our average contract size increased. In the first three months of 2001, we added 4 new software customers versus 16 new software customers in the first three months of 2000. Our average software contract size increased

142.3% to $416,000 in the first three months of 2001 from $172,000 in the first three months of 2000. Of this average contract size, $108,000 and $47,000 represent services in the first three months of 2001 and the first three months of 2000, respectively, which is a 133.1% increase.

     Content Segment revenues decreased 65.6% to $1.6 million in the first three months of 2001 from $4.8 million in the first three months of 2000. During the first three months of 2001, we announced that we would discontinue or sell our content segment business. License and subscription revenues decreased 66.5% to $1.5 million in the first three months of 2001 from $4.5 million in the first three months of 2000. The decrease in license and subscription revenues was primarily attributable to decreased sales reported by a single third party distributor. Service revenues decreased 50.9% to $0.1 million in the first three months of 2001 from $0.3 million in the first three months of 2000. Service revenues represent content writing services provided under contract with a customer.

COST OF REVENUES

     Cost of revenues increased to $4.5 million in the first three months of 2001 from $2.0 million in the first three months of 2000. Cost of revenues as a percentage of revenues increased to 115.1% from 28.9%. Cost of license and subscription revenues increased to $1.1 million in the first three months of 2001 from $0.4 million in the first three months of 2000. Cost of license and subscription revenues as a percentage of revenues increased to 27.6% from 6.4%. The increase in the cost of license and subscription revenues was primarily attributable to an increase in product royalties, the cost of equipment for specific implementations, and increased Web site hosting services paid to a third party.

     Cost of service revenues increased to $3.4 million in the first three months of 2001 from $1.6 million in the first three months of 2000. Cost of service revenues as a percentage of revenues increased to 87.5% from 22.5%. The increase in the cost of service revenues was primarily attributable to increases in staff and use of third parties to perform services and customer support.

     Software Segment cost of revenues increased to $4.1 million in the first three months of 2001 from $1.5 million in the first three months of 2000. Cost of revenues as a percentage of revenues increased to 181.8% from 69.1%. Cost of license and subscription revenues increased to $0.9 million in the first three months of 2001 from $0.2 million in the first three months of 2000. Cost of license and subscription revenues as a percentage of revenues increased to 38.1% from 7.7%. The increase in the cost of license and subscription revenues was primarily attributable to an increase in product royalties and the cost of equipment for specific implementations.

     Software Segment cost of service revenues increased to $3.3 million in the first three months of 2001 from $1.3 million in the first three months of 2000. Cost of service revenues as a percentage of revenues increased to 143.7% from 61.4%. The increase in the cost of service revenues was primarily attributable to an increase in the size of the services staff and our increased use of third parties to perform services and customer support. Services staff increased 51.4% to 56 in the first three months of 2001 from 37 in the first three months of 2000.

     Content Segment cost of revenues decreased to $0.4 million in the first three months of 2001 from $0.5 million in the first three months of 2000. Cost of revenues as a percentage of revenues increased to 23.1% from 10.5%. Cost of license and subscription revenues decreased to $0.2 million in the first three months of 2001 from $0.3 million in the first three months of 2000. Cost of license and subscription revenues as a percentage of revenues increased to 13.2% from 5.9%. The decrease in the cost of license and subscription revenues which was attributable to the decrease in product royalties associated with RightAnswers.com was offset by increased Web site hosting services paid to a third party. The increase in the cost of license and subscription revenues as a percentage of revenues was a result of the rate of decrease in revenues exceeding the rate of decrease in these costs.

     Content Segment cost of service revenues decreased to $163,000 in the first three months of 2001 from $223,000 in the first three months of 2000. Cost of service revenues as a percentage of revenues increased to 9.9% from 4.7%. The decrease in the cost of service revenues was primarily attributable to a decrease in the size of the services staff. Services staff decreased 50.0% to 4 in the first three months of 2001 from 8 in the first three months of 2000 as a result of the layoff at the end of February 2001. The increase in the cost of service revenues as a percentage of revenues was a result of the rate of decrease in revenues exceeding the rate of decrease in these costs.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased to $5.7 million, or 144.5% of revenues, in the first three months of 2001 from $4.0 million, or 57.8% of revenues, in the first three months of 2000. The increase in both absolute dollars and as a percentage of revenues was primarily attributable to an increase in staff during the first three months of 2001. Although staffing increased 10.4% to 74 on March 31, 2001 (including the effects of the restructuring) from 67 on March 31, 2000, staffing costs for the first three months of 2001 were significantly higher because approximately two-thirds of the 32 employees who left the Company during the quarter, left at the end of February 2001 or later.

     Software Segment sales and marketing expenses increased to $5.3 million in the first three months of 2001 from $3.1 million in the first three months of 2000. Sales and marketing expenses as a percentage of revenues increased to 234.3% from 142.3%. The increase in sales and marketing expenses was primarily attributable to an increase in staff and the increased focus on the eService software market. Staff dedicated to software activities increased 19.0% to 69 in the first three months of 2001 from 58 in the first three months of 2000.

     Content Segment sales and marketing expenses decreased to $0.3 million in the first three months of 2001 from $0.9 million in the first three months of 2000. Sales and marketing expenses as a percentage of revenues increased to 20.9% from 19.2%. The decrease in sales and marketing expenses was primarily attributable to the increased focus on the eService software market. Staff dedicated to content activities decreased 44.4% to 5 in the first three months of 2001 from 9 in the first three months of 2000.

     Research and Development. Research and development expenses increased to $2.6 million, or 66.7% of revenues, in the first three months of 2001 from $2.0 million, or 28.3% of revenues, in the first three months of 2000. The increase was primarily attributable to increased use of third party contractors to perform research and development work.

     Software Segment research and development expenses increased to $2.1 million, or 92.2% of revenues, in the first three months of 2001 from $0.9 million, or 40.7% of revenues, in the first three months of 2000. The increase was primarily attributable to increased use of third party contractors to perform research and development work and an increased focus on the eService software market.

     Content Segment research and development expenses decreased to $0.5 million, or 31.7% of revenues, in the first three months of 2001 from $1.1 million, or 22.7% of revenues, in the first three months of 2000. The decrease was primarily attributable to increased focus on the eService software market.

     General and Administrative. General and administrative expenses decreased to $0.9 million, or 24.0% of revenues in the first three months of 2001 from $1.1 million, or 15.9% of revenues in the first three months of 2000. The decrease in general and administrative expenses corresponds to a decrease in number of personnel. Staffing decreased 17.4% to 19 in the first three months of 2001 from 23 in the first three months of 2000. The increase in the general and administrative expenses as a percentage of revenues was a result of the rate of decrease in revenues exceeding the rate of decrease in these costs.

     Intangible Assets Amortization. Intangible assets amortization remained steady at $1.3 million, or 32.4% of revenues in the first three months of 2001 and $1.3 million, or 18.1% of revenues in the first three months of 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

     Restructuring Charge. Restructuring charge in the first three months of 2001 consists of costs incurred and accrued for reduction in staff and certain facilities and services related to our shift to focus on revenue growth opportunities in the eService software market. We recorded a restructuring charge of $1.9 million in the first three months of 2001 which was 47.5% of revenues. This restructuring charge includes severance benefits and costs of $471,000, reduction and relocation of certain facilities costs of $1,231,000, termination costs for certain services of $115,000 and equipment write off of $39,000. As part of the restructuring plan, 55 employees were terminated on February 28, 2001 primarily from our Oakmont, Pennsylvania facility. Accordingly, office space in Oakmont was reduced. We plan to either sublet part of this facility or all of it and move to an alternative location.

     As of March 31, 2001, $346,000 of severance benefits and costs had been paid and $1,510,000 of the total charge remained to be paid. The remaining cash costs will be paid in the three months ended June 30, 2001.

     As a result of the restructuring, we expect to lose most or all of our Content Segment revenues, but expect to save approximately $4.9 million per year in personnel costs, rent and other services related to the content subscription business.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $347,483 in the first three months of 2001 from $(6,287) in the first three months of 2000. The increase was a result of interest earned primarily on the proceeds from our initial public offering exceeding interest paid on outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

     Historically to date, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering.

     We have incurred net losses of $12,567,000 for the quarter ended March 31, 2001. We believe that we will continue to incur net losses for the foreseeable future and that the rate at which we will incur such losses could increase from current levels.

     Net cash used in operating activities resulted primarily from net losses. We expect the levels of cash used by current operations to be lower during the next four quarters due to lower personnel and office costs as a result of our restructuring. However, sizeable increases in operating activities or lower than anticipated levels of revenues would result in higher than anticipated levels of cash used by operating activities.

     Net cash provided by investing activities was primarily attributable to net sales of short term investments.

     Net cash used in financing activities resulted from repayments of capital lease obligations and our equipment line offset by proceeds from stock option issuances.

     As of March 31, 2001, we had $5.8 million in cash and cash equivalents. Additionally, we had $11.5 million in investments. We believe that our existing cash and investment balances combined with our existing credit lines will be sufficient to meet anticipated cash requirements for this fiscal year. Thus, we will need to raise additional funds in the next year. There can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If additional financing is not available to us we may need to dramatically change our business strategy and direction, including the option to sell or merge our business, or liquidate.

     If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of new equity or equity-related securities that we may be required to issue may be greater than it otherwise would be. As a result, our stockholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company.

     We have a secured credit facility with PNC Bank. This facility consists of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan.

     The revolving credit facility provides for $7.5 million of availability less the principal outstanding on the term loan. Any amounts drawn under this facility bear interest at the Base Rate plus 0.50%. Base Rate is defined as the lesser of the bank's prime rate or the Federal Funds Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At March 31, 2001, $1.4 million was available for use and $0 was outstanding under the revolving credit facility. The revolving credit facility matures on December 10,

2001. Because we have not generated enough cash to support our operating costs, lenders may not be willing to enter into credit facilities with us in the future.

     The convertible equipment loan is for $750,000. On June 8, 2000, the $0.4 million outstanding amount under this loan was converted to a single term loan which matures on June 1, 2003 and bears interest at the Base Rate plus 0.75%. Principal repayments of this loan are being made as required in 36 equal installments which began July 1, 2000. We are not permitted to make further borrowings under the convertible equipment loan.

     The term loan is for $2.5 million and was due in two equal installments on June 10, 2001 and December 10, 2001. However, upon the completion of our initial public offering, we repaid the term loan. We are not permitted to make further borrowings under the term loan.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS No. 133 did not have a significant impact on our financial position, results of operations or cash flows.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS IN 2002 AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE

     We require substantial amounts of capital to fund our business operations. We have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future.

     We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations through the end of this fiscal year. Accordingly, we will need to raise additional capital to fund operations during 2002. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

     If we are not able to obtain such capital, we may need to dramatically change our business strategy and direction, including the option to sell or merge our business, or liquidate.

     In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings. Changes in equity markets in the past year have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our stockholders may experience substantial dilution.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of March 31, 2001, we had an accumulated deficit of $49.5 million. We have not achieved profitability on a quarterly or annual basis to date. In the first three months of 2001, we incurred net losses of $12.6 million and in fiscal 2000, we incurred net losses of $19.8 million. We expect to have decreased operating expenses as a result of our restructuring. However, if these expenses precede or are not followed by increased revenues, our losses will continue to grow.

OUR CORPORATE RESTRUCTURING MAY NOT PRODUCE ANY OF THE EXPECTED BENEFITS, AND THE RESTRUCTURING CHARGE WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

     On February 28, 2001, we announced a strategic corporate restructuring plan. There can be no assurance that we will recognize any of the expected benefits of this restructuring plan. In 2000 and 1999, our Content Segment business accounted for 41.3% and 61.6% of our total revenues, respectively, and we cannot assure you that our continuing Software Segment business will be able to offset the loss of revenues from our Content Segment business in 2001 or in future years. In addition, in connection with our restructuring, we have taken a restructuring charge of $1.9 million in the first quarter of 2001. This restructuring charge will have a material adverse effect on our results of operation for the year ending December 31, 2001.

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

     Our projected expense levels are based on our expectations regarding future revenues and are relatively fixed in the short term. If revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from non-recurring sales to a limited number of customers, so it is difficult to estimate accurately future revenues. Our revenues are unpredictable and have decreased in the past few quarters from $8.4 million in third quarter 2000 to $6.2 million in fourth quarter 2000 to $3.9 million in first quarter 2001.

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

IF WE FAIL TO EXPAND OUR DIRECT SALES FORCE, OUR GROWTH WILL BE IMPEDED

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

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS

     A component of our strategy is our planned increase in efforts to attract more international customers. We are currently exploring business opportunities in the United Kingdom, France, Germany, Italy, Norway, Sweden and Finland. To date, we have only limited experience in providing our products and services internationally. If we are not able to market our products and services successfully in international markets, our expenses may exceed our revenues. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact our international operations and may contribute further to our net losses.

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

     We face significant goodwill costs as a result of our acquisition of the Molloy Group in July 1999. In addition, we may not achieve value from the acquisition of the Molloy Group commensurate with the purchase price we paid. As a result of the Molloy Group acquisition, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of March 31, 2001, we had goodwill and other intangibles of approximately $6.4 million, which we expect to amortize over two to four years from the date of the acquisition. If the amount of recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of the goodwill, the amount of amortization could be increased, or the period of amortization could be shortened. This would either increase annual amortization charges or result in the write-off of goodwill in a one-time, non-cash charge, either of which could be significant and would likely harm our operating results.

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

     As demand for our products increases, we need more trained personnel to install and implement these products and to train our customers' employees in their use. We recently expanded our software segment operations. This expansion and the time and expense involved in training new employees has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources, which has resulted in a backlog of orders to install our products. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Our failure to manage properly these system and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan.

INTEGRATION OF A NEW MANAGEMENT TEAM AND NEW PERSONNEL MAY STRAIN OUR OPERATIONS

     Four members of our senior management team have joined us since April 1, 2000. Although a significant reduction of employees occurred in conjunction with our restructuring in February 2001 and our acquisition of the Molloy Group in July 1999, we have continued to hire new employees. Our new employees include a number of key managerial, sales, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization. If we are unable to integrate our new employees or if senior management fails to manage our growth effectively, we could lose customers who believe they are not receiving the support they require from us and we could face product delivery delays and product quality problems.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     The shares of our common stock are currently listed on the Nasdaq national market. If we fail to maintain the minimum Nasdaq listing requirements, our common stock could be subject to delisting. Nasdaq listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and stockholders, and maintaining a minimum bid price for the company's share price of $1.00. Our share price has traded at levels below $1.00 for close to 30 days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher.

     Our failure to meet Nasdaq's maintenance criteria may result in the discontinuance of the inclusion of our securities in Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, a stockholder may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of stockholders to sell the securities in the secondary market.

     Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and intend to establish other foreign subsidiaries. Revenues from international clients to date have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      10.1 ServiceWare Technologies, Inc. Change of Control Benefit Plan

  (b) Reports on Form 8-K
      None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SERVICEWARE TECHNOLOGIES, INC.

Date: May 15, 2001                        By:         /s/ MARK FINKEL
                                            ------------------------------------
                                                        Mark Finkel
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                            (Principal financial and chief
                                              accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
       10.1    ServiceWare Technologies, Inc. Change of Control Benefit
               Plan