Form 10-Q
period 2001-06-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2001-08-14
CIK 1062606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                YES X      NO  _

     The number of shares of the registrant's common stock outstanding as of the close of business on August 9, 2001 was 24,452,659.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SERVICEWARE TECHNOLOGIES, INC.
                                   FORM 10-Q
                                 JUNE 30, 2001

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
ITEM 1.    Consolidated Financial Statements (Unaudited)
           Consolidated Balance Sheets as of June 30, 2001 and December
           31, 2000....................................................      2
           Consolidated Statements of Operations for the three and six
           months ended June 30, 2001 and 2000.........................      3
           Consolidated Statements of Stockholders' Equity for the
           three months ended March 31, 2001 and the six months ended
           June 30, 2001...............................................      4
           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2001 and 2000................................      5
           Notes to Consolidated Financial Statements..................      6
ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................     25

PART II.   OTHER INFORMATION
ITEM 4.    Submission of Matters to a Vote of Security Holders.........     26
ITEM 6.    Exhibits and Reports on Form 8-K............................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                                -----------    ------------
                                                                (UNAUDITED)
                           ASSETS
Current assets
  Cash and cash equivalents.................................     $  1,224        $ 12,048
  Short term investments....................................        7,003          13,715
  Accounts receivable, less allowance for doubtful accounts
    of $513 as of June 30, 2001 and $460 in 2000............        2,401           4,438
  Other current assets......................................        1,704           2,661
                                                                 --------        --------
         Total current assets...............................       12,332          32,862
Long term assets
  Purchased technology, net of amortization of $1,152 as of
    June 30, 2001
    and $854 in 2000........................................          629             928
  Property and equipment
    Office furniture, equipment, and leasehold
     improvements...........................................        2,165           1,938
    Computer equipment......................................        6,585           6,132
                                                                 --------        --------
         Total property and equipment.......................        8,750           8,070
Less accumulated depreciation...............................       (4,772)         (3,795)
                                                                 --------        --------
Property and equipment, net.................................        3,978           4,275
  Intangible assets, net of accumulated amortization of
    $9,792 as of June 30, 2001
    and $7,263 in 2000......................................        5,116           7,645
  Long term receivables.....................................        1,100           1,100
  Other long term assets....................................          227             262
                                                                 --------        --------
         Total long term assets.............................       11,050          14,210
                                                                 --------        --------
         Total assets.......................................     $ 23,382        $ 47,072
                                                                 ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................     $  1,494        $  2,230
  Accrued compensation and benefits.........................        1,032           1,029
  Deferred revenue -- licenses..............................           78           1,090
  Deferred revenue -- services..............................        2,685           3,505
  Other current liabilities.................................        2,206           1,364
  Net liabilities of discontinued operations................        1,164           1,807
                                                                 --------        --------
         Total current liabilities..........................        8,659          11,025
                                                                 --------        --------
Long term debt, less current portion........................          172             258
Long term deferred revenue -- licenses......................          785             785
Long term deferred revenue -- services......................          315             315
Other long term liabilities.................................          152             120
                                                                 --------        --------
         Total liabilities..................................       10,083          12,503
Stockholders' equity
  Common stock, $0.01 par; 100,000 shares authorized, 24,578 and 24,366 shares issued and 24,478 and 24,346 shares
    outstanding in 2001 and 2000............................          246             244
  Additional paid in capital................................       73,934          74,208
  Treasury stock, 100 and 20 shares in 2001 and 2000........          (76)           (146)
  Deferred compensation and other...........................       (1,387)         (1,801)
  Warrants..................................................        1,414           1,379
  Note receivable from common stockholders..................       (2,100)         (2,350)
  Accumulated other comprehensive (loss) gain:
    Currency translation account............................          (33)            (18)
    Unrealized gain on short term investments...............           54              19
  Retained deficit..........................................      (58,753)        (36,966)
                                                                 --------        --------
         Total stockholders' equity.........................       13,299          34,569
                                                                 --------        --------
         Total liabilities and stockholders' equity.........     $ 23,382        $ 47,072
                                                                 ========        ========

              See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                   QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   -----------------------    -------------------------
                                                      2001         2000          2001           2000
                                                   ----------    ---------    ----------     ----------
Revenues
  Licenses.....................................     $  1,550      $ 2,677      $  2,497       $  3,629
  Services.....................................        1,734        1,657         3,053          2,888
                                                    --------      -------      --------       --------
     Total revenues............................        3,284        4,334         5,550          6,517
                                                    --------      -------      --------       --------
Cost of revenues
  Cost of licenses.............................          634          189         1,497            357
  Cost of services.............................        3,156        2,105         6,413          3,445
                                                    --------      -------      --------       --------
     Total cost of revenues....................        3,790        2,294         7,910          3,802
                                                    --------      -------      --------       --------
Gross margin...................................         (506)       2,040        (2,360)         2,715
Operating expenses
  Sales and marketing..........................        4,469        4,538         9,779          7,640
  Research and development.....................        1,956        1,360         4,045          2,248
  General and administrative...................        1,440          694         2,380          1,803
  Intangible assets amortization...............        1,263        1,263         2,529          2,527
  Restructuring charge.........................           --           --         1,856             --
                                                    --------      -------      --------       --------
     Total operating expenses..................        9,128        7,855        20,589         14,218
                                                    --------      -------      --------       --------
Loss from operations...........................       (9,634)      (5,815)      (22,949)       (11,503)
Other income (expense)
  Interest expense.............................          (23)        (132)          (43)          (233)
  Other (net)..................................          153           98           521            192
                                                    --------      -------      --------       --------
Other income (expense), net....................          130          (34)          478            (41)
                                                    --------      -------      --------       --------
Net loss from continuing operations............       (9,504)      (5,849)      (22,471)       (11,544)
Net income from discontinued operations........          284          745           683          3,018
                                                    --------      -------      --------       --------
Net loss.......................................     $ (9,220)     $(5,104)     $(21,788)      $ (8,526)
                                                    ========      =======      ========       ========
Net (loss) income per common share, basic and
  diluted:
  Continuing operations........................     $  (0.39)     $ (0.78)     $  (0.92)      $  (1.60)
  Discontinued operations......................         0.01         0.10          0.03           0.42
                                                    --------      -------      --------       --------
                                                    $  (0.38)     $ (0.68)     $  (0.89)      $  (1.18)
                                                    ========      =======      ========       ========
Shares used in computing per share amounts.....       24,438        7,476        24,397          7,212
                                                    ========      =======      ========       ========

              See accompanying notes to the financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                                          NOTE
                                                                                                       RECEIVABLE     ACCUMULATED
                                   COMMON STOCK     ADDITIONAL                DEFERRED                    FROM           OTHER
                                  ---------------    PAID IN     TREASURY   COMPENSATION                 COMMON      COMPREHENSIVE
                                  SHARES   AMOUNT    CAPITAL      STOCK      AND OTHER     WARRANTS   STOCKHOLDERS    (LOSS) GAIN
                                  ------   ------   ----------   --------   ------------   --------   ------------   -------------
Balance at December 31, 2000....  24,346    $244     $74,208      $(146)      $(1,801)      $1,379      $(2,350)         $  1
Exercise of stock options.......      23      --        (127)       146            --           --           --            --
Stock based compensation........      --      --        (246)        --           144           --           --            --
Issuance of warrants............      --      --          --         --           (35)          35           --            --
Amortization of warrants........      --      --          --         --            44           --           --            --
Other comprehensive (loss) gain:
Currency translation
  adjustment....................      --      --          --         --            --           --           --            (7)
Unrealized gain on short term
  investments...................      --      --          --         --            --           --           --            35
Net loss........................      --      --          --         --            --           --           --            --
                                                                                                                         ----
Total other comprehensive
  loss..........................                                                                                           28
                                  ------    ----     -------      -----       -------       ------      -------          ----
Balance at March 31, 2001.......  24,369    $244     $73,835      $  --       $(1,648)      $1,414      $(2,350)         $ 29
Exercise of stock options.......      46      --          13         --            --           --           --            --
Issuance of stock for Employee
  Stock Purchase Plan...........     163       2         138         --            --           --           --            --
Stock based compensation........      --      --         (52)        --           333           --           --            --
Amortization of warrants........      --      --          --         --           102           --           --            --
Repurchase of common stock......    (100)     --          --        (76)         (174)          --          250            --
Other comprehensive loss:
Currency translation
  adjustment....................      --      --          --         --            --           --           --            (8)
Net loss........................      --      --          --         --            --           --           --            --
                                                                                                                         ----
Total other comprehensive
  loss..........................                                                                                           (8)
                                  ------    ----     -------      -----       -------       ------      -------          ----
Balance at June 30, 2001........  24,478    $246     $73,934      $ (76)      $(1,387)      $1,414      $(2,100)         $ 21
                                  ======    ====     =======      =====       =======       ======      =======          ====


                                                 TOTAL
                                             STOCKHOLDERS'
                                  DEFICIT       EQUITY
                                  --------   -------------
Balance at December 31, 2000....  $(36,966)    $ 34,569
Exercise of stock options.......        --           19
Stock based compensation........        --         (102)
Issuance of warrants............        --           --
Amortization of warrants........        --           44
Other comprehensive (loss) gain:
Currency translation
  adjustment....................        --           (7)
Unrealized gain on short term
  investments...................        --           35
Net loss........................   (12,567)     (12,567)
                                  --------     --------
Total other comprehensive
  loss..........................   (12,567)     (12,539)
                                  --------     --------
Balance at March 31, 2001.......  $(49,533)    $ 21,991
Exercise of stock options.......        --           13
Issuance of stock for Employee
  Stock Purchase Plan...........        --          140
Stock based compensation........        --          281
Amortization of warrants........        --          102
Repurchase of common stock......        --           --
Other comprehensive loss:
Currency translation
  adjustment....................        --           (8)
Net loss........................    (9,220)      (9,220)
                                  --------     --------
Total other comprehensive
  loss..........................    (9,220)      (9,228)
                                  --------     --------
Balance at June 30, 2001........  $(58,753)    $ 13,299
                                  ========     ========

              See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Cash flows from operating activities
Net loss....................................................  $(21,788)   $ (8,526)
Adjustments to reconcile net loss to net cash used in
  operations:
  Depreciation and amortization.............................     4,108       3,567
  Changes in operating assets and liabilities:
     Accounts receivable....................................     2,640      (1,715)
     Other assets...........................................     1,171        (522)
     Accounts payable.......................................      (718)        708
     Accrued compensation...................................         4          21
     Other liabilities......................................       881         732
     Deferred revenue.......................................    (3,115)       (536)
     Unrealized gain on short term investments..............       (16)         --
                                                              --------    --------
Net cash used in operating activities.......................   (16,833)     (6,271)
                                                              --------    --------
Cash flows from investing activities
Purchase of short term investments..........................    (1,872)         --
Sale of short term investments..............................     8,600          --
Property and equipment acquisitions.........................      (759)     (1,101)
                                                              --------    --------
Net cash provided by (used in) investing activities.........     5,969      (1,101)
                                                              --------    --------
Cash flows from financing activities
Repayments of principal of capital lease obligation.........       (32)        (83)
Repayments of principal of line of credit...................        --      (1,250)
Repayments of principal of equipment line...................       (86)         --
Proceeds from borrowing under revolving line of credit......        --       1,000
Proceeds from stock options issuances.......................       173         191
Net proceeds from Series F Preferred stock, common stock,
  warrant and stock option issuances........................        --      10,567
                                                              --------    --------
Net cash (used in) provided by financing activities.........        55      10,425
Effect of exchange rate changes on cash.....................       (15)         --
                                                              --------    --------
Increase in cash and cash equivalents.......................   (10,824)      3,053
Cash and cash equivalents at beginning of period............    12,048       6,623
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  1,224    $  9,676
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     38    $    221
                                                              ========    ========

              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY

     ServiceWare Technologies, Inc. (the "Company") is a leading provider of intelligent service applications that enable companies to win on service in their competitive markets. The Company's eService Suite(TM) software empowers organizations to deliver superior service and support, while reducing expenses. Powered by MindSync(TM) (formerly the Cognitive Processor), a patented self-learning search technology, eService Suite enables businesses to develop and manage a repository of knowledge to effectively answer inquiries over the Web and in the call center.

     The Company's products include:

     eService Site which allows customers to provide Web-based self-service to their end-users.

     eService Professional which provides a Web-based application interface for use by customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base as well as capture and revise additional knowledge.

     eService Architect which provides a robust set of knowledge tools that allows customers' subject matter experts and system administrators to administer, design, manage and maintain knowledge bases.

     eService Site, eService Professional and eService Architect are derived from Knowledge Bridge, which was a product of the Molloy Group prior to its acquisition by the Company in July 1999, and includes the functionality of Knowledge-Pak Architect and Knowledge-Pak Viewer, which were products of the Company.

     The Company had two reportable segments: Software and Content. However, on July 20, 2001, the Company completed the sale of its Content business to RightAnswers LLC ("RightAnswers"). See Note 7.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited balance sheet as of June 30, 2001 and related unaudited consolidated statements of operations and cash flows for the six months ended June 30, 2001 and 2000, and the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2001 and six months ended June 30, 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference into the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

NOTE 3.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                     ------------------    --------------------
                                                      2001       2000        2001        2000
                                                     -------    -------    --------    --------
                                                                   (IN THOUSANDS)
Numerator:
  Net loss from continuing operations............    $(9,504)   $(5,849)   $(22,471)   $(11,544)
  Net income from discontinued operations........        284        745         683       3,018
                                                     -------    -------    --------    --------
  Net loss.......................................     (9,220)    (5,104)    (21,788)     (8,526)
Denominator:
     Denominator for basic and diluted earnings
       per share -- weighted average shares......     24,438      7,476      24,397       7,212
                                                     =======    =======    ========    ========
Basic and diluted net loss per share:
     Continuing operations.......................    $ (0.39)   $ (0.78)   $  (0.92)   $  (1.60)
     Discontinued operations.....................       0.01       0.10        0.03        0.42
                                                     -------    -------    --------    --------
                                                     $ (0.38)   $ (0.68)   $  (0.89)   $  (1.18)
                                                     =======    =======    ========    ========

     Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 4,676,941 and 14,228,604 for the three and six months ended June 30, 2001 and 2000, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4.  OTHER COMPREHENSIVE INCOME

     The following table reconciles net loss as reported to total comprehensive loss for the three and six months ended June 30, 2001 and 2000:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    -------------------
                                                       2001       2000        2001       2000
                                                      -------    -------    --------    -------
                                                                   (IN THOUSANDS)
Net loss..........................................    $(9,220)   $(5,104)   $(21,788)   $(8,526)
Other comprehensive income:
  Unrealized foreign currency loss................         (8)        --         (15)        --
  Unrealized gain on short term investments.......         --         --          35         --
                                                      -------    -------    --------    -------
Total comprehensive loss..........................    $(9,228)   $(5,104)   $(21,768)   $(8,526)
                                                      =======    =======    ========    =======

NOTE 5.  RECEIVABLES

     Receivables consist of the following:

                                                                JUNE 30,    DECEMBER 31,
                                                                  2001          2000
                                                                --------    ------------
                                                                     (IN THOUSANDS)
Billed receivables..........................................     $2,876        $3,764
Unbilled receivables........................................         38         1,134
                                                                 ------        ------
                                                                  2,914         4,898
Allowance for doubtful accounts.............................       (513)         (460)
                                                                 ------        ------
     Total receivables......................................     $2,401        $4,438
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

     On June 15, 2001, the credit facility was amended primarily to reduce the availability of funds under the revolving credit facility from $7.5 million less the principal outstanding on the term loan to $5.0 million, add financial debt covenant levels for 2001, and effect the name change and reincorporation of ServiceWare, Inc. to ServiceWare Technologies, Inc.

NOTE 7.  DISCONTINUED OPERATIONS

     On July 20, 2001, the Company completed the sale of its Content business to RightAnswers. The sale was completed in accordance with the terms of a Purchase and Sale Agreement (the "Agreement"), dated July 20, 2001, between the Company and RightAnswers.

     RightAnswers is a newly formed limited liability company that was organized to acquire the Company's Content business. RightAnswers' Chief Executive Officer, Mark Finkel, was the Company's Chief Financial Officer from January 2000 to July 2001. In addition, Mr. Finkel owns an equity interest in RightAnswers. The 12 employees who were employed as the Company's Content development team are now employed by RightAnswers.

     The consideration received on July 20, 2001 by the Company was determined on the basis of arm's length negotiations between the parties and consisted of an assumption by RightAnswers of approximately $0.7 million of net liabilities associated with the Company's Content business in excess of the assets and properties transferred to RightAnswers, subject to post-closing adjustments. The Company's Board of Directors unanimously approved the Agreement.

NOTE 8.  RESTRUCTURING CHARGE

     In February 2001, the Company announced a strategic restructuring to focus on revenue growth opportunities in the eService software market and confirmed that it had actively engaged in discussions regarding the sale of its Content business. The plan of restructuring approved by the Board of Directors included taking a restructuring charge of $1.9 million. This restructuring charge included severance benefits and costs of $471,000, reduction and relocation of certain facilities costs of $1,231,000, termination costs for certain services of $115,000 and an equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001, primarily from the Company's Oakmont, Pennsylvania facility. Accordingly, office space in Oakmont was reduced. In connection with the sale of the Content business in July 2001, the Company subleased a portion of its Oakmont facility to RightAnswers, and the Company plans to sublet additional portions of this facility or the entire facility and move to an alternative location.

     As of June 30, 2001, $414,000 of severance benefits and costs had been paid and $1,442,000 of the total charge remained. The remaining amount is expected to be paid by December 31, 2001.

NOTE 9.  SUBSEQUENT EVENTS

     On July 10, 2001, the Company announced an update to its organizational structure and a workforce reduction of 75 employees, or approximately 40% of its workforce. As a result, the Company will take a charge of approximately $0.6 million in the third quarter of 2001 and expects to save approximately $6.8 million per year in personnel costs.

     On July 20, 2001, the Company completed the sale of its Content business to RightAnswers. See Note 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. Please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 16 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to the factors discussed elsewhere in this Form 10-Q for a description of some of the risk factors that could cause our results to differ materially from our forward looking statements.

OVERVIEW

     We are a leading provider of intelligent service applications that enable companies to win on service in their competitive markets. Our eService Suite(TM) software empowers organizations to deliver superior service and support, while reducing expenses. Powered by MindSync(TM) (formerly the Cognitive Processor), a patented self-learning search technology, eService Suite enables businesses to develop and manage a repository of knowledge to effectively answer inquiries over the Web and in the call center.

     Founded in 1991 in Oakmont, Pennsylvania, we now have operations across the United States and a European subsidiary based in the United Kingdom.

RECENT EVENTS

     In February 2001 and July 2001, we announced a strategic corporate restructuring pursuant to which we will focus our business exclusively on revenue growth opportunities in our Software business. The plan of restructuring approved by our Board of Directors included taking a restructuring charge of $1.9 million. As part of the restructuring plan, 55 employees were laid off on February 28, 2001, and an additional 75 employees were laid off on July 10, 2001.

     In July 2001, we announced that our Content business was sold to RightAnswers. The sale was completed in accordance with the terms of a Purchase and Sale Agreement dated July 20, 2001, between RightAnswers and us. RightAnswers is a newly formed limited liability company that was organized to acquire our Content business. RightAnswers' Chief Executive Officer, Mark Finkel, was our Chief Financial Officer from January 2000 to July 2001. In addition, Mr. Finkel owns an equity interest in RightAnswers.

     The consideration we received was determined on the basis of arm's length negotiations between the parties and consisted of an assumption by RightAnswers of approximately $0.7 million of net liabilities associated with our Content business in excess of the assets and properties transferred to RightAnswers, subject to post-closing adjustments. Our Board of Directors unanimously approved the Agreement.

     On May 15, 2001, we received a letter from the Nasdaq Stock Market, Inc. notifying us that our securities have failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules. We plan to file an appeal of the Nasdaq Staff Determination to remove our listing on the National Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4310(c)(8)(B). We will continue to trade under the symbol SVCW on the Nasdaq National Market pending the outcome of the proceedings. In the event that our request for continued listing on a Nasdaq market is not granted, our securities would then be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets.

     If our securities trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in that Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further negatively affect the liquidity of our common stock.

     Delisting could make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

FACTORS AFFECTING FUTURE OPERATIONS

     Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing the number of our customers and selling them additional services and decreasing capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

     As of June 30, 2001, we had $1.2 million in cash and cash equivalents. Additionally, we had $7.0 million in investments. Based upon internal projections, we expect that this amount together with our existing credit line will allow us to remain funded through the end of this fiscal year. Accordingly, we will require significant capital to finance our operations and the development of our business in the future. We expect that we will need to raise additional capital to fund our 2002 operations by the end of the first quarter of 2002. Our future capital needs will be highly dependent on our ability to control expenses, to manage the restructuring of operations and to have market demand for our products and services. Thus, any projections we make concerning future cash needs and cash flows are subject to substantial uncertainty.

REVENUES

     We market and sell our products in North America through our direct sales force. Internationally, we market products primarily through value-added resellers, software vendors and system integrators. International revenues historically have not been a significant percentage of total revenues. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. Licenses revenues primarily include fees for perpetual licenses. Services revenues contain variable fees for installation, training and consulting, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. We recognize revenues on customer support and maintenance contracts over the life of the contract.

COST OF REVENUES

     Cost of licenses revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs, amortization of purchased technology, and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment. Cost of services revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, fees for sub-contractors and the costs associated with maintaining our customer support site.

OPERATING COSTS

     We classify our operating costs into five general categories: sales and marketing, research and development, general and administrative, intangible assets amortization, and restructuring charge, based upon the nature of the costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that use these services. These allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and for third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group. These assets are amortized on a straight line basis over their respective estimated useful lives. Restructuring charge consists of costs incurred and accrued for reduction in staff and certain facilities and services related to our shift to focus on revenue growth opportunities in the eService software market.

DISCONTINUED OPERATIONS

     Net income from discontinued operations represents the net operations of the Content business that was sold on July 20, 2001. Revenues were derived from licenses for content products including both perpetual licenses and periodic subscription access and from providing content writing services under contract with a customer. We recognized revenues on license fees after a non-cancelable license agreement had been signed, the product had been delivered, the fee was fixed, determinable and collectable, and there was vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognized revenues on periodic subscription licenses over the subscription term. We recognized revenues on content writing services as performed over the life of the contract.

     Cost of licenses revenues consisted primarily of the expenses related to royalties, the cost of media on which our product was delivered, product fulfillment costs, and the costs associated with maintaining our RightAnswers.com Web site. Cost of services revenues consisted of the salaries, benefits, direct expenses and allocated overhead costs of personnel providing content writing services.

     Operating costs consisted of sales and marketing efforts related to the Content business and research and development expenses consisting primarily of expenses related to the development and upgrade of our content technologies and employee compensation for content developers.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                             THREE MONTHS         SIX MONTHS
                                                            ENDED JUNE 30,      ENDED JUNE 30,
                                                           ----------------    ----------------
                                                            2001      2000      2001      2000
                                                           ------    ------    ------    ------
Revenues
  Licenses.............................................      47.2%     61.8%     45.0%     55.7%
  Services.............................................      52.8      38.2      55.0      44.3
                                                           ------    ------    ------    ------
     Total revenues....................................     100.0     100.0     100.0     100.0
                                                           ------    ------    ------    ------
Cost of revenues
  Cost of licenses.....................................      19.3       4.4      27.0       5.5
  Cost of services.....................................      96.1      48.5     115.5      52.8
                                                           ------    ------    ------    ------
     Total cost of revenues............................     115.4      52.9     142.5      58.3
                                                           ------    ------    ------    ------
Gross margin...........................................     (15.4)     47.1     (42.5)     41.7
                                                           ------    ------    ------    ------
Operating expenses
  Sales and marketing..................................     136.1     104.7     176.2     117.2
  Research and development.............................      59.6      31.4      72.9      34.5
  General and administrative...........................      43.9      16.1      42.9      27.7
  Intangible assets amortization.......................      38.5      29.1      45.6      38.8
  Restructuring charge.................................        --        --      33.4        --
                                                           ------    ------    ------    ------
     Total operating expenses..........................     277.9     181.3     371.0     218.2
                                                           ------    ------    ------    ------
Loss from operations...................................    (293.3)   (134.2)   (413.5)   (176.5)
Other income (expense), net............................       4.0      (0.8)      8.6      (0.6)
                                                           ------    ------    ------    ------
Net loss from continuing operations....................    (289.3)   (135.0)   (404.9)   (177.1)
Net income from discontinued operations................       8.6      17.2      12.3      46.3
                                                           ------    ------    ------    ------
Net loss...............................................    (280.7)%  (117.8)%  (392.6)%  (130.8)%
                                                           ======    ======    ======    ======

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Total revenues decreased 24.2% to $3.3 million in second quarter 2001 from $4.3 million in second quarter 2000. Licenses revenues decreased 42.1% to $1.6 million in second quarter 2001 from $2.7 million in second quarter 2000. The decrease in licenses revenues was attributable to a decreased number of contracts with new customers where revenue was recognized during the quarter although the average amount of the license component of these contracts increased. In second quarter 2001, we recognized revenue for 6 contracts versus 24 contracts in second quarter 2000. The average license revenue recognized for these contracts increased 122.3% to $213,000 in second quarter 2001 from $96,000 in second quarter 2000. Services revenues remained steady at $1.7 million in second quarter 2001 compared with $1.7 million in second quarter 2000.

COST OF REVENUES

     Cost of revenues increased to $3.8 million in second quarter 2001 from $2.3 million in second quarter 2000. Cost of revenues as a percentage of revenues increased to 115.4% from 52.9%. Cost of licenses revenues increased to $0.6 million in second quarter 2001 from $0.2 million in second quarter 2000. Cost of licenses revenues as a percentage of revenues increased to 19.3% from 4.4%. The increase in the cost of licenses revenues was primarily attributable to an increase in product royalties as a result of new agreements entered into late in 2000.

     Cost of services revenues increased to $3.2 million in second quarter 2001 from $2.1 million in second quarter 2000. Cost of services revenues as a percentage of revenues increased to 96.1% from 48.5%. The increase in the cost of services revenues was primarily attributable to the use of third parties to perform services and customer support and a 12.0% increase in staff to 56 in second quarter 2001 from 50 in second quarter 2000.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses remained steady at $4.5 million, or 136.1% of revenues, in second quarter 2001 and $4.5 million, or 104.7% of revenues, in second quarter 2000. Staff dedicated to software activities decreased slightly by 4.3% to 66 in second quarter 2001 from 69 in second quarter 2000, and expenses for marketing programs were steady quarter to quarter. The increase as a percentage of revenues was attributable to the decrease in revenues.

     Research and Development. Research and development expenses increased to $2.0 million, or 59.6% of revenues, in second quarter 2001 from $1.4 million, or 31.4% of revenues, in second quarter 2000. The increase was primarily attributable to an increase in staff dedicated to software activities of 26.7% to 38 in second quarter of 2001 from 30 in second quarter 2000.

     General and Administrative. General and administrative expenses increased to $1.4 million, or 43.9% of revenues in second quarter 2001 from $0.7 million, or 16.1% of revenues, in second quarter 2000. The increase in general and administrative expenses was primarily the result of increased legal and accounting expenses and other expenses related to being a public company.

     Intangible Assets Amortization. Intangible assets amortization remained steady at $1.3 million, or 38.5% of revenues in second quarter 2001 and $1.3 million, or 29.1% of revenues, in second quarter 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The increase as a percentage of revenues was attributable to the decrease in revenues.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $130,287, or 4.0% of revenues, in second quarter 2001 from $(34,081), or (0.8)% of revenues, in second quarter 2000. The increase was a result of interest earned exceeding interest paid on outstanding loans.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Total revenues decreased 14.8% to $5.6 million in the first six months of 2001 from $6.5 million in the first six months of 2000. Licenses revenues decreased 31.2% to $2.5 million in the first six months of 2001 from $3.6 million in the first six months of 2000. The decrease in licenses revenues was attributable to a decreased number of contracts with new customers where revenue was recognized during the six months although the average amount of the license component of these contracts increased. In the first six months of 2001, we recognized revenue for 9 contracts versus 30 contracts in the first six months of 2000. The average license revenue recognized for these contracts increased 107.6% to $222,000 in the first six months of 2001 from $107,000 in the first six months of 2000. Services revenues increased 5.7% to $3.1 million in the first six months of 2001 from $2.9 million in the first six months of 2000. The increase was due to an increase in the amount of software maintenance contracts offsetting a decrease in the amount of professional services performed.

COST OF REVENUES

     Cost of revenues increased to $7.9 million in the first six months of 2001 from $3.8 million in the first six months of 2000. Cost of revenues as a percentage of revenues increased to 142.5% from 58.3%. Cost of licenses revenues increased to $1.5 million in the first six months of 2001 from $0.4 million in the first six months of

2000. Cost of licenses revenues as a percentage of revenues increased to 27.0% from 5.5%. The increase in the cost of licenses revenues was primarily attributable to an increase in product royalties as a result of new agreements entered into late in 2000.

     Cost of services revenues increased to $6.4 million in the first six months of 2001 from $3.4 million in the first six months of 2000. Cost of services revenues as a percentage of revenues increased to 115.5% from 52.8%. The increase in the cost of services revenues was primarily attributable to the use of third parties to perform services and customer support and a 12.0% increase in staff.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased to $9.8 million, or 176.2% of revenues, in the first six months of 2001 from $7.6 million, or 117.2% of revenues, in the first six months of 2000. The increase was primarily attributable to an increase in marketing programs and sales efforts focused on the software business.

     Research and Development. Research and development expenses increased to $4.0 million, or 72.9% of revenues, in the first six months of 2001 from $2.2 million, or 34.5% of revenues, in the first six months of 2000. The increase was primarily attributable to an increase in staff dedicated to software activities of 26.7% to 38 in the first six months of 2001 from 30 in the first six months of 2000 and increased use of third party contractors to perform research and development work.

     General and Administrative. General and administrative expenses increased to $2.4 million, or 42.9% of revenues in the first six months of 2001 from $1.8 million, or 27.7% of revenues, in the first six months of 2000. The increase in general and administrative expenses was primarily the result of increased legal and accounting expenses and other expenses related to being a public company.

     Intangible Assets Amortization. Intangible assets amortization remained steady at $2.5 million, or 45.6% of revenues in the first six months of 2001 and $2.5 million, or 38.8% of revenues, in the first six months of 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

     Restructuring Charge. Restructuring charge in the first six months of 2001 consisted of costs incurred and accrued for reduction in staff and certain facilities and services related to our shift to focus on revenue growth opportunities in the eService software market. We recorded a restructuring charge of $1.9 million in the first six months of 2001 which was 33.4% of revenues. This restructuring charge included severance benefits and costs of $471,000, reduction and relocation of certain facilities costs of $1,231,000, termination costs for certain services of $115,000 and equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001 primarily from the Company's Oakmont, Pennsylvania facility.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $477,770 in the first six months of 2001 from $(40,368) in the first six months of 2000. The increase was a result of interest earned exceeding interest paid on outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

     Historically to date, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering.

     We have incurred net losses of $21.8 million for the six months ended June 30, 2001. Although our current projections forecast net income for 2002, we may continue to incur net losses for the foreseeable future and the rate at which we will incur such losses could increase from current levels. As of June 30, 2001 we had an accumulated deficit of $58.8 million. We have not achieved profitability on a quarterly or annual basis to date.

     Net cash used in operating activities resulted primarily from net losses. We expect the levels of cash used by current operations to be lower during the next four quarters due to lower personnel and office costs as a result of our restructuring and sale of the Content business. However, we also expect lower levels of revenue as a result of the sale of the Content business. Sizeable increases in operating activities or lower than anticipated levels of revenues would result in higher than anticipated levels of cash used by operating activities.

     The significant changes in accounts receivable and deferred revenue in the six months ended June 30, 2001 compared to the six months ended June 30, 2000 are a result of a decrease in bookings. Amounts booked decreased 62.6% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Net cash provided by investing activities was primarily attributable to net sales of short term investments.

     Net cash used in financing activities resulted from repayments of capital lease obligations and our equipment line offset by proceeds from stock option issuances.

     As of June 30, 2001, we had $1.2 million in cash and cash equivalents. Additionally, we had $7.0 million in investments. We believe that our existing cash and investment balances combined with our existing credit line will be sufficient to meet anticipated cash requirements for this fiscal year. However, we will need to raise additional funds in the next year and we may seek additional financing to support our activities during this fiscal year.

     There can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. On May 15, 2001, we received a letter from the Nasdaq Stock Market, Inc. notifying us that our securities have failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules. If we trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, this may make it more difficult to raise funds in the future. Changes in equity markets in the past year have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If additional financing is not available to us we may need to dramatically change our business strategy and direction, including the option to sell or merge our business, or liquidate.

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

     The revolving credit facility provides for $5.0 million of availability. Any amounts drawn under this facility bear interest at the Base Rate plus 0.50%. Base Rate is defined as the lesser of the bank's prime rate or the Federal Funds Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At June 30, 2001, $1.7 million was available for use and $0 was outstanding under the revolving credit facility. The revolving credit facility matures on December 10, 2001. Because we have not generated enough cash to support our operating costs, lenders may not be willing to enter into credit facilities with us in the future.

     The convertible equipment loan is for $750,000. On June 8, 2000, outstanding amounts under this loan were converted to a single term loan which matures on June 1, 2003, and the line is no longer available for use. At June 30, 2001, $0 had been drawn within the year, and $0.3 million was outstanding on the equipment loan from the previous equipment line. Principal repayments of this loan are being made as required in 36 equal installments which began July 1, 2000.

     The term loan is for $2.5 million and was due in two equal installments on June 10, 2001 and December 10, 2001. However, upon the completion of our initial public offering, we repaid the term loan and it is no longer available for use.

     On June 15, 2001, the credit facility was amended primarily to reduce the availability of funds under the revolving credit facility from $7.5 million less the principal outstanding on the term loan to $5.0 million, add financial debt covenant levels for 2001, and effect the name change and reincorporation of ServiceWare, Inc. to ServiceWare Technologies, Inc.

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.3 million. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

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

     We require substantial amounts of capital to fund our business operations. We have experienced negative cash flow from operations and may experience significant negative cash flow from operations for the foreseeable future.

     We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds and existing credit line will be sufficient to meet our projected needs to fund operations through the end of this fiscal year. Accordingly, we will need to raise additional capital to fund operations during 2002. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we do not know whether additional financing will be available to us on favorable terms when required, or at all.

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

WE HAVE A HISTORY OF LOSSES, MAY CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of June 30, 2001, we had an accumulated deficit of $58.8 million. We have not achieved profitability on a quarterly or annual basis to date. In the first six months of 2001, we incurred net losses of $21.8 million and in fiscal 2000, we incurred net losses of $19.8 million. We expect to have decreased operating expenses as a result of our restructuring and the sale of the Content business. However, we also anticipate lower levels of revenue as a result of the sale of the Content business. If the decrease in expenses precede or are not followed by increased revenues, our losses will continue to grow.

OUR CORPORATE RESTRUCTURING MAY NOT PRODUCE ANY OF THE EXPECTED BENEFITS, AND THE RESTRUCTURING CHARGE WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

     On February 28, 2001, we announced a strategic corporate restructuring plan. There can be no assurance that we will recognize any of the expected benefits of this restructuring plan. The purpose of our restructuring was to focus on revenue growth opportunities in the eService software market. In 2000 and 1999, our Content business accounted for 41.3% and 61.6% of our total revenues, respectively, and our continuing Software business will not be able to offset the loss of revenues from our Content business in 2001 or possibly in future years. In addition, in connection with our restructuring, we have taken a restructuring charge of $1.9 million in the first quarter of 2001 and plan to take a charge of approximately $0.5 million in the third quarter of 2001. This restructuring charge will have a material adverse effect on our results of operation for the year ending December 31, 2001.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or the release of deficient software products. Any such delays or defective products would likely result in lower sales. Even though we expect further growth in the number of our software developers, competition for this type of personnel is intense, and we have experienced difficulty in hiring and retaining software developers. We have also experienced difficulty in hiring and retaining sales personnel, product managers and professional services employees.

     We have experienced a high turn-over rate in some of our senior management positions in the past few years. These departures require us to fill executive positions to compete effectively. Continued high turn-over in management positions could have an adverse effect on our operations and business. In addition, the average tenure of our current employees is 2.3 years. If we are unable to integrate new management or employees, we could lose actual or potential customers who believe they will not receive the support they require from us. In addition, we could face product delivery delays and product quality problems as a result of inadequate management supervision.

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

     Since the announcement of our corporate restructuring in February 2001, we have re-allocated our resources to the ongoing enhancement of our eService Suite software product and in July 2001 sold our Content business. Because our current line of software products is relatively new, our historical financial results are not helpful in evaluating our prospects.

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

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in the past few quarters have fluctuated from $6.2 million in third quarter 2000 to $4.1 million in fourth quarter 2000 to $2.3 million in first quarter 2001 to 3.3 million in second quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers shortly after an order is received because installation and training can generally be completed in significantly less time than for new customers. However, we may miss recognizing expected revenues at the end of a quarter due to delays in the receipt of expected orders by existing customers.

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

THE ESERVICE SOLUTIONS MARKET IS NEW AND EVOLVING AND, IF IT DOES NOT GROW RAPIDLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED

     The eService solutions market is an emerging industry, and it is difficult to predict how large or how quickly it will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our eService Suite. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these eService solutions.

IF WE FAIL TO MAINTAIN OUR DIRECT SALES FORCE OUR GROWTH WILL BE IMPEDED

     Our ability to achieve significant growth in the future will largely depend on our success in maintaining a sufficient number of direct sales personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. If we fail to maintain our direct sales force, our revenue may not grow or it may decline.

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES ARE DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as we focus on our eService Suite, which has a high average contract size. For these and other reasons, the sales cycle associated with the licensing of our products and services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. Because of the lengthy sales cycle for our products and services, we may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS

     A component of our strategy is our planned increase in efforts to attract more international customers. We are currently exploring business opportunities in the United Kingdom, France, Germany, Italy, Norway and Sweden. To date, we have only limited experience in providing our products and services internationally. If we are not able to market our products and services successfully in international markets, our expenses may exceed our revenues. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact our international operations and may contribute further to our net losses.

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

     We face significant goodwill costs as a result of our acquisition of the Molloy Group in July 1999. In addition, we may not achieve value from the acquisition of the Molloy Group commensurate with the purchase price we paid. As a result of the Molloy Group acquisition, we have recorded a significant amount of goodwill that will adversely affect our operating results for the foreseeable future. As of June 30, 2001, we had goodwill and other intangibles of approximately $5.1 million, which we are amortizing over two to four years from the date of the acquisition. If the amount of recorded goodwill is increased or we have future losses and are unable to demonstrate our ability to recover the amount of the goodwill, the amount of amortization could be increased, or the period of amortization could be shortened. This would either increase annual amortization charges or result in the write-off of goodwill in a one-time, non-cash charge, either of which could be significant and would likely harm our operating results. Additionally, we will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the new rules is expected to result in an increase in net income of $2.3 million. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

BECAUSE WE COMPETE IN THE EMERGING MARKET FOR ESERVICE SOLUTIONS, WE FACE INTENSE COMPETITION FROM BOTH ESTABLISHED AND RECENTLY FORMED ENTITIES, AND THIS COMPETITION MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

     We compete in the emerging market for eService solutions and changes in the eService solutions market could adversely affect our revenues and profitability. We face competition from many firms offering a variety of products and services. In the future, because there are relatively low barriers to entry in the software industry, we expect to experience additional competition from new entrants into the eService solutions market. In particular, software vendors or strategic partners may enter our market with competitive products. Many of these potential competitors have well-established relationships with our current and potential customers, extensive knowledge of the eService industry, better name recognition, significantly greater financial, technical, sales, marketing and other resources and the capacity to offer single vendor solutions. It is also possible that alliances or mergers may occur among our competitors and that these newly consolidated companies could rapidly acquire significant market share. Greater competition may result in price erosion for our products and services, which may significantly affect our future operating margins.

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

     Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. We currently have two patents. One of these patents pertains to certain proprietary data structures and the other pertains to our Cognitive

Processor, now known as MindSync(TM). Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents would be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

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

     In addition, as we introduce new versions of our products or new products, our current customers may not need our new products and may not ultimately license these products. Because the total amount of maintenance and service fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software licenses revenues would negatively impact our future services revenues. In addition, if customers elect not to renew their maintenance agreements, our services revenues could be significantly adversely affected.

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

     The imposition of new sales taxes or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products and services. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. However, Congress may choose not to renew this legislation, in which case state and local governments would be free to impose additional taxes on electronically purchased goods.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK

     The shares of our common stock are currently listed on the Nasdaq National Market. On May 15, 2001, we received a letter from the Nasdaq Stock Market, Inc. notifying us that our securities have failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules. We plan to file an appeal of the Nasdaq Staff Determination to remove the Company's listing on the National Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4310(c)(8)(B). The Company will continue to trade under the symbol SVCW on the Nasdaq National Market pending the outcome of the proceedings. In the event that our request for continued listing on a Nasdaq market is not granted, our securities would then be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets.

     If our securities trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in that Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

     Delisting could make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England. Revenues from international clients to date have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 11, 2001. Two matters were considered and voted upon at the Annual Meeting: the election of two persons to serve as Class I Directors for a three-year term and the ratification of the appointment of Ernst & Young LLP as independent accountants to audit our financial statements for the fiscal year ending December 31, 2001.

     The nominations of Thomas Unterberg and Robert Hemphill, Jr. to serve as directors and the ratification of the appointment of Ernst & Young LLP were considered and ultimately approved.

                                                                VOTES       AUTHORITY
NOMINEE                                                          FOR        WITHHELD
-------                                                       ----------    ---------
Thomas Unterberg............................................  18,350,644        --
Robert Hemphill, Jr.........................................  18,350,644        --

                                                                VOTES        VOTES       VOTES
                                                                 FOR        AGAINST    ABSTAINED
                                                              ----------    -------    ---------
Ratification of the appointment of Ernst & Young LLP........  18,371,065    13,103         --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      None

  (b) Reports on Form 8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SERVICEWARE TECHNOLOGIES, INC.

Date: August 14, 2001                     By:         /s/ MARK TAPLING
                                            ------------------------------------
                                                        Mark Tapling
                                                Chief Executive Officer and
                                                          President

                                          By:      /s/ CAROL L. ZANGRILLI
                                            ------------------------------------
                                                     Carol L. Zangrilli
                                                         Controller
                                                 (Chief accounting officer)