Form 10-Q
period 2001-09-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2001-11-14
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-30277


                         SERVICEWARE TECHNOLOGIES, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                              25-1647861
           --------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

             333 ALLEGHENY AVENUE
                  OAKMONT, PA                                         15139
             --------------------                                     -----
   (Address of Principal Executive Offices)                         (Zip Code)


       Registrant's Telephone Number, Including Area Code: (412) 826-1158


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of the registrant's common stock outstanding as of the close of business on November 9, 2001 was 23,713,659.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE NO.
                                                                                             --------
ITEM 1.  Consolidated Financial Statements (Unaudited)

         o   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000........  2

         o   Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000.................................................  3

         o   Consolidated Statement of Stockholders' Equity for the six months ended
             June 30, 2001 and the three months ended September 30, 2001 ......................  4

         o   Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000.......................................................  5

         o   Notes to Consolidated Financial Statements........................................  6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................................  9

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk........................ 21


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................................... 22


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
              (PRIOR PERIODS RESTATED FOR DISCONTINUED OPERATIONS)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2001              2000
                                                                          -------------     ------------
                                                                           (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents                                                $    325         $ 12,048
   Short term investments                                                      3,583           13,715
   Accounts receivable, less allowance for doubtful accounts of $513
      as of September 30, 2001 and $460 in 2000                                4,012            4,438
   Other current assets                                                          852            2,661
                                                                            --------         --------
            Total current assets                                               8,772           32,862

Non current assets
   Purchased technology, net of amortization of $1,300 as of
      September 30, 2001 and $854 in 2000                                        481              928
   Property and equipment
      Office furniture, equipment, and leasehold improvements                  2,192            1,938
      Computer equipment                                                       6,532            6,132
                                                                            --------         --------
            Total property and equipment                                       8,724            8,070

      Less accumulated depreciation                                           (5,290)          (3,795)
                                                                            --------         --------
   Property and equipment, net                                                 3,434            4,275
   Intangible assets, net of accumulated amortization of $10,958
      as of September 30, 2001 and $7,263 in 2000                              3,950            7,645

   Non current receivables                                                      --              1,100
   Other non current assets                                                       73              262
                                                                            --------         --------
            Total long term assets                                             7,938           14,210
                                                                            --------         --------
            Total assets                                                    $ 16,710         $ 47,072
                                                                            ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving line of credit                                                 $  1,000         $   --
   Accounts payable                                                              360            2,230
   Accrued compensation and benefits                                           1,361            1,029
   Deferred revenue - licenses                                                   840            1,090
   Deferred revenue - services                                                 2,604            3,505
   Restructuring reserve                                                       1,432             --
   Other current liabilities                                                     630            1,364
   Net liabilities of discontinued operations                                   --              1,807
                                                                            --------         --------
            Total current liabilities                                          8,227           11,025

Non current debt                                                                --                258
Non current deferred revenue - licenses                                         --                785
Non current deferred revenue - services                                          236              315
Other non current liabilities                                                    161              120
                                                                            --------         --------
            Total liabilities                                                  8,624           12,503

Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,578 and
      24,366 shares issued and 23,714 and 24,346 shares outstanding
      in 2001 and 2000, respectively                                             246              244
   Additional paid in capital                                                 73,934           74,208
   Treasury stock, 864 and 20 shares in 2001 and 2000                           (313)            (146)
   Deferred compensation and other                                            (1,236)          (1,801)
   Warrants                                                                    1,414            1,379
   Notes receivable from stockholders                                           (325)          (2,350)
   Accumulated other comprehensive loss:
      Currency translation account                                               (22)             (18)
      Unrealized gain on short term investments                                   54               19
   Retained deficit                                                          (65,666)         (36,966)
                                                                            --------         --------
            Total stockholders' equity                                         8,086           34,569
                                                                            --------         --------
            Total liabilities and stockholders' equity                      $ 16,710         $ 47,072
                                                                            ========         ========


               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
              (PRIOR PERIODS RESTATED FOR DISCONTINUED OPERATIONS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                            2001              2000                2001             2000
                                                          ---------         --------            --------         --------
Revenues
   Licenses                                                $    707         $  4,593            $  3,204         $  8,222
   Services                                                   1,406            1,619               4,459            4,507
                                                           --------         --------            --------         --------
      Total revenues                                          2,113            6,212               7,663           12,729
Cost of revenues
   Cost of licenses                                             594              231               2,092              588
   Cost of services                                             871            2,055               7,207            5,499
                                                           --------         --------            --------         --------
      Total cost of revenues                                  1,465            2,286               9,299            6,087
                                                           --------         --------            --------         --------
Gross margin                                                    648            3,926              (1,636)           6,642
Operating expenses
   Sales and marketing                                        2,161            4,289              11,882           11,865
   Research and development                                   1,568            1,048               5,614            3,296
   General and administrative                                   756              825               2,867            2,407
   Intangible assets amortization                             1,166            1,266               3,695            3,793
   Restructuring and other non-recurring charges              2,929               16               5,186              303
                                                           --------         --------            --------         --------
      Total operating expenses                                8,580            7,444              29,244           21,664
                                                           --------         --------            --------         --------
Loss from operations                                         (7,932)          (3,518)            (30,880)         (15,022)
Other income (expense)
   Interest expense                                             (30)            (129)                (73)            (362)
   Other (net)                                                  (49)             190                 481              383
                                                           --------         --------            --------         --------
Other income (expense), net                                     (69)              61                 408               21
                                                           --------         --------            --------         --------
Net loss from continuing operations                          (8,001)          (3,457)            (30,472)         (15,001)
Net income (loss) from discontinued operations                  557             (108)              1,240            2,910
Net gain from disposal of a business segment                    532             --                   532             --
                                                           --------         --------            --------         --------
Net loss                                                   $ (6,912)        $ (3,565)           $(28,700)        $(12,091)
                                                           ========         ========            ========         ========

Net (loss) income per common share, basic and diluted:
   Continuing operations                                   $  (0.34)        $  (0.25)           $  (1.25)        $  (1.59)
   Discontinued operations                                     0.05            (0.01)               0.07             0.31
                                                           --------         --------            --------         --------
Net loss per share                                         $  (0.29)        $  (0.26)           $  (1.18)        $  (1.28)
                                                           ========         ========            ========         ========

Shares used in computing per share amounts                   23,871           13,853              24,220            9,442
                                                           ========         ========            ========         ========

               See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
              (PRIOR PERIODS RESTATED FOR DISCONTINUED OPERATIONS)
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                                                                          NOTES     OTHER
                                                                                       RECEIVABLE  COMPRE-
                                            ADDITIONAL             DEFERRED               FROM     HENSIVE               TOTAL
                           COMMON STOCK      PAID IN   TREASURY  COMPENSATION            COMMON    (LOSS)             STOCKHOLDERS'
                          SHARES   AMOUNT    CAPITAL    STOCK     AND OTHER  WARRANTS STOCKHOLDERS  GAIN     DEFICIT     EQUITY
                          ------   ------   --------   --------   ---------  -------- ------------  -----    -------  -------------
Balance at
December 31, 2000         24,346   $ 244   $ 74,208   $   (146)  $ (1,801)  $  1,379   $ (2,350)    $  1    $(36,966)    $ 34,569
Exercise of stock
options                       69      --       (114)       146         --         --         --       --          --           32
Issuance of stock for
Employee Stock
Purchase Plan                163       2        138         --         --         --         --       --          --          140
Stock based compensation      --      --       (298)        --        303         --         --       --          --            5
Issuance of warrants          --      --         --         --        (35)        35         --       --          --           --
Amortization of warrants      --      --         --         --        146         --         --       --          --          146
Repurchase of common
stock                       (100)     --         --        (76)        --         --        250       --          --          174
Comprehensive
(loss) gain:                  --      --         --         --         --         --         --       --          --           --
Currency translation
adjustment                    --      --         --         --         --         --         --      (15)         --          (15)
Unrealized gain on
short term investments        --      --         --         --         --         --         --       35          --           35

Net loss                      --      --         --         --         --         --         --       --     (21,788)     (21,788)
                                                                                                    ----    --------     --------
Total comprehensive
(loss) gain                                                                                           20     (21,788)     (21,768)
                          ------   -----   --------   --------   --------   --------   --------     ----    --------     --------
Balance at
June 30, 2001             24,478   $ 246   $ 73,934   $    (76)  $ (1,387)  $  1,414   $ (2,100)    $ 21    $(58,754)    $ 13,298
Stock based
compensation                  --      --         --         --        111         --         --       --          --          111
Amortization of
warrants                      --      --         --         --         40         --         --       --          --           40
Repurchase of common
stock                       (764)     --         --       (237)        --         --      1,775       --          --        1,538
Comprehensive
(loss) gain:
Currency translation
adjustment                    --      --         --         --         --         --         --       11          --           11
Net loss                      --      --         --         --         --         --         --       --      (6,912)      (6,912)
                                                                                                    ----    --------     --------
Total comprehensive
(loss) gain                   --      --         --         --         --         --         --       11      (6,901)      (6,912)
                          ------   -----   --------   --------   --------   --------   --------     ----    --------     --------
Balance at
September 30, 2001        23,714   $ 246   $ 73,934   $   (313)  $ (1,236)  $  1,414   $   (325)    $ 32    $(65,666)    $  8,086
                          ======   =====   ========   ========   ========   ========   ========     ====    ========     ========


               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
              (PRIOR PERIODS RESTATED FOR DISCONTINUED OPERATIONS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2001             2000
                                                                             --------         --------
Cash flows from operating activities
Net loss                                                                     $(28,700)        $(12,091)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation and amortization                                             6,013            5,537
      Stock based compensation and loan forgiveness                             1,834              674
      Gain on disposal of a business segment                                     (532)            --
      Other non cash items                                                          8               (2)
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                1,526           (5,264)
      Decrease (increase) in other assets                                       1,998           (1,637)
      (Decrease) increase in accounts payable                                  (1,870)           1,120
      Increase in accrued compensation                                            332              314
      (Decrease) increase in deferred revenue                                  (2,015)             105
      Increase in other liabilities                                               574              880
      Decrease in net current liability of discontinued operations             (1,300)            --
                                                                             --------         --------
Net cash used in operating activities                                         (22,132)         (10,366)
                                                                             --------         --------

Cash flows from investing activities
   Purchases of short term investments                                         (1,951)            --
   Sales of short term investments                                             12,100             --
   Property and equipment acquisitions                                           (769)          (2,055)
   Proceeds from sale of equipment                                                 42             --
                                                                             --------         --------
Net cash provided by (used in) investing activities                             9,422           (2,055)
                                                                             --------         --------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                           (44)            (101)
   Repayments of principal of term loans                                         (129)          (2,543)
   Repayments of principal of revolving line of credit                           --             (2,250)
   Proceeds from borrowing under revolving line of credit                       1,000            1,000
   Proceeds from stock option exercises                                           165              269
   Net proceeds from issuance of Series F convertible preferred stock            --             10,567
   Net proceeds from initial public offering                                     --             31,635
   Dividends paid                                                                --               (157)
                                                                             --------         --------
Net cash provided by financing activities                                         992           38,409

Effect of exchange rate changes on cash                                            (5)              (2)

(Decrease) increase in cash and cash equivalents                              (11,723)          25,986
Cash and cash equivalents at beginning of period                               12,048            6,623
                                                                             --------         --------
Cash and cash equivalents at end of period                                   $    325         $ 32,609
                                                                             ========         ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                    $     55         $    345
                                                                             ========         ========

               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY

ServiceWare Technologies, Inc. (the "Company") is a leading provider of intelligent service applications that enable companies to enhance their customer service capabilities. ServiceWare delivers a comprehensive, integrated family of eService solutions that enable organizations to easily provide customers with fast, accurate answers to inquiries across various touch points - Web, e-mail, phone or in-person. Based on the Company's knowledge management software and MindSync(TM) technology (formerly the Cognitive Processor), eService Suite(TM) software empowers organizations to deliver superior service and support, while reducing expenses.

         The Company's products include:

         eService Site allows customers to provide Web-based self-service to their end-users.

         eService Professional provides a Web-based application interface for use by customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base as well as capture and build additional knowledge.

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

The Company had two reportable business segments: Software and Content. However, on July 20, 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 7.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of September 30, 2001 and related unaudited consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, unaudited consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 and the unaudited consolidated statement of stockholders' equity for the six months ended June 30, 2001 and three months ended September 30, 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference into the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentation. The cause of the reclassifications is due to classifying the content business segment as discontinued operations and classifying certain expenses as other non-recurring charges.

NOTE 3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           2001             2000             2001            2000
                                                         --------         --------         --------         --------
                                                                               (in thousands)
Numerator:
   Net loss from continuing operations                   $ (8,001)        $ (3,457)        $(30,472)        $(15,001)
   Net income (loss) from discontinued operations             557             (108)           1,240            2,910
   Net gain from disposal of a business segment               532             --                532             --
                                                         --------         --------         --------         --------
   Net loss                                                (6,912)          (3,565)         (28,700)         (12,091)
                                                         ========         ========         ========         ========

Denominator:
   Denominator for basic and diluted earnings per
      share -weighted average shares                       23,871           13,853           24,220            9,442
                                                         ========         ========         ========         ========


Basic and diluted net (loss) income per share:
   Continuing operations                                 $  (0.34)        $  (0.25)        $  (1.25)        $  (1.59)
   Discontinued operations                                   0.05            (0.01)            0.07             0.31
                                                         --------         --------         --------         --------
Net loss per share                                       $  (0.29)        $  (0.26)        $  (1.18)        $  (1.28)
                                                         ========         ========         ========         ========


Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 5,437,004 and 14,228,604 for the three and nine months ended September 30, 2001 and 2000, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4.  TOTAL COMPREHENSIVE LOSS

The following table reconciles net loss as reported to total comprehensive loss for the three and nine months ended September 30, 2001 and 2000:

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      2001             2000             2001             2000
                                                    --------         --------         --------         --------
                                                                           (in thousands)
Net loss                                            $ (6,912)        $ (3,565)        $(28,700)        $(12,091)
Comprehensive income (loss):
   Unrealized foreign currency gain (loss)                11               (2)              (2)              (4)
   Unrealized gain on short term investments            --               --                 35             --
                                                    --------         --------         --------         --------
Total comprehensive loss                            $ (6,901)        $ (3,567)        $(28,669)        $(12,093)
                                                    ========         ========         ========         ========

NOTE 5. RECEIVABLES

Receivables consist of the following:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2001               2000
                                                  -------             -------
                                                        (in thousands)
Billed receivables                                $ 3,400             $ 3,409
Unbilled receivables                                1,125               1,714
                                                  -------             -------
                                                    4,525               5,123
Allowance for doubtful accounts                      (513)               (460)
                                                  -------             -------
Net receivables                                   $ 4,012             $ 4,663
                                                  =======             =======

Unbilled receivables consist of non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms and travel expenses to be billed to customers.

NOTE 6. DEBT

The Company has a secured credit facility with PNC Bank "the Bank". This facility originally consisted of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. On July 1, 2000, the equipment loan was converted to a term loan. Principal repayments are being made in 36 equal installments beginning July 1, 2000.

On June 15, 2001, the credit facility was amended primarily to reduce the availability of funds under the revolving credit facility from $7.5 million less the principal outstanding of the term loan to $5.0 million, add financial debt covenant levels for 2001, and effect the name change and reincorporation of ServiceWare, Inc. to ServiceWare Technologies, Inc.

On October 4, 2001, the Bank notified the Company that although it had failed to comply with two loan covenants as of August 31, 2001, the Bank had chosen not to call the loans, but may do so at any time in the future. As a result, at September 30, 2001 outstanding debt of $1.0 million under the credit facility and $0.3 million under the term loan is classified as current. The credit facility will be amended in November 2001 to provide for repayment and cancellation of the revolving credit facility in November 2001.

NOTE 7. DISCONTINUED OPERATIONS

     On July 20, 2001, the Company completed the sale of its Content business segment to RightAnswers. The sale was completed in accordance with the terms of a Purchase and Sale Agreement (the "Agreement"), dated July 20, 2001, between the Company and RightAnswers.

     RightAnswers is a limited liability company that was formed to acquire the Company's Content business. The Chief Executive Officer of RightAnswers, Mark Finkel, was the Company's Chief Financial Officer from January 2000 to July 2001. In addition, Mr. Finkel owns an equity interest in RightAnswers.

     The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $2.9 million and $10.3 million for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 8. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In February 2001, the Company announced a strategic restructuring to reduce its cost structure and focus on revenue growth opportunities in the eService software market. The plan of restructuring approved by the Board of Directors required a charge to operations of $1.9 million. Costs of the plan included severance and other benefit costs of $471,000, costs for reduction and relocation of facilities of $1,231,000, termination costs for certain service contracts of $115,000 and an equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001. Savings from this plan are expected to approximate $4.9 million per year in personnel costs, rent and other services.

In July 2001, the Company announced a revision to its organizational structure and a workforce reduction of 75 employees, or approximately 40% of its workforce. As a result, the Company recognized a charge of approximately $0.6 million in the third quarter of 2001. Savings from this plan are expected to approximate $6.8 million per year in personnel costs.

As of September 30, 2001, $974,000 of severance benefits and other costs related to the restructuring plans had been paid. The remaining restructuring liability of $1,432,000 generally is expected to be paid by March 31, 2002.

Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with the repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:

                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                            2001          2000                   2001          2000
                                                           ------        ------                 ------        ------
                                                                                 (in thousands)
Restructuring costs                                        $  550        $ --                   $2,406        $ --
Other severance costs                                         391            16                    579           303
Executive loan forgiveness and related tax costs            1,987          --                    2,201          --
                                                           ------        ------                 ------        ------
Total restructuring and other non-recurring charges        $2,928        $   16                 $5,186        $  303
                                                           ======        ======                 ======        ======


NOTE 9. SUBSEQUENT EVENTS

On October 22, 2001, the Company announced that it had taken steps to further reduce its cost structure in light of the reduced level of revenues as a result of the economic downturn. Such steps included a company wide workforce reduction of approximately 50 people. As a result, the Company will take a charge of approximately $0.4 million in the fourth quarter of 2001. Savings from this action consisting of reduced personnel costs are expected to approximate $3.9 million per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 16 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

OVERVIEW

We are a leading provider of intelligent service applications that enable companies to enhance their customer service capabilities. ServiceWare delivers a comprehensive, integrated family of eService solutions that enable organizations to easily provide customers with fast, accurate answers to inquiries across various touch points - Web, e-mail, phone or in-person. Based on the Company's knowledge management software and MindSync(TM) technology (formerly the Cognitive Processor), eService Suite(TM) software empowers organizations to deliver superior service and support, while reducing expenses.

Founded in 1991 in Oakmont, Pennsylvania, we now have operations across the United States and a European subsidiary based in the United Kingdom.

RECENT DEVELOPMENTS

Our net loss for the quarter ended September 30, 2001 totaled $6.9 million, or $0.29 per share, compared to a loss of $3.6 million, or $0.26 per share for the prior year period. The substantial decline in revenues more than offset the cost reductions achieved through recent restructuring programs.

In February 2001, we announced a strategic corporate restructuring program pursuant to which we would reduce costs and focus our business exclusively on revenue growth opportunities in our Software business. Another restructuring plan was implemented in July 2001. As part of the restructuring plans, 55 employees were laid off on February 28, 2001, and an additional 75 employees were laid off on July 10, 2001. The costs recognized for these plans totaled $2.4 million. On October 22, 2001, we announced that in order to address the challenges of the on-going economic downturn, we had taken aggressive steps to further reduce our cost structure, including a company wide workforce reduction of approximately 50 people. In total, the annualized savings from these plans are expected to approximate $11.7 million

On September 5, 2001, we announced that Kent Heyman was appointed CEO and president by our Board of Directors. Prior to joining ServiceWare, Mr. Heyman was one of three founding employees and a senior vice president at Mpower Communications.

In October 2001, we also announced a strategic partnership with EPAm Systems, a provider of outsourced application development services. EPAm is knowledgeable about our products because of its past involvement in our product development. In the near term, EPAm's commitment will enable us to deliver customer focused product enhancements and improved product functionality. Under the agreement, we will be a strategic reseller of EPAm's development services within the United States.

In July 2001, we announced that our Content business segment was sold to RightAnswers in accordance with the terms of a Purchase and Sale Agreement dated July 20, 2001. RightAnswers is a limited liability company that was formed to acquire our Content business. The Chief Executive Officer of RightAnswers, Mark Finkel, was our Chief Financial Officer from January 2000 to July 2001. In addition, Mr. Finkel owns an equity interest in RightAnswers. The consideration we received for the sale was determined on the basis of arm's length negotiations between the parties and consisted of an assumption by RightAnswers of approximately $0.5 million of net liabilities associated with the business.

On May 15, 2001, we received a letter from the Nasdaq Stock Market, Inc. notifying us that our securities had failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules. We requested an appeal of the Nasdaq Staff Determination to remove the Company's listing on the National Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4310(c)(8)(B) and had a hearing date set for September 27,

2001. On September 6, 2001, we received a letter from Nasdaq Stock Market, Inc. notifying us that in addition to the bid price deficiency, we were no longer in compliance with the market value of public float requirement as set forth in Nasdaq Marketplace Rule 4450(a)(2). This matter was scheduled to be addressed at the September 27, 2001 hearing as well.

In the week prior to the hearing date, we received notification that Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq National Market. Under the moratorium, those requirements will be suspended until January 2, 2002, at which time the 30 and 90-day periods provided by Marketplace Rule 4310(c)(8)(B) would start anew. Therefore, we would be considered non-compliant if we failed to satisfy the applicable standard for 30 consecutive trading days following January 1, 2002. Thereafter, we would be afforded a 90 calendar day grace period in which to regain compliance.

We continue to trade under the symbol SVCW on the Nasdaq National Market. Should we fail to meet the requirements for continued listing on a Nasdaq market as outlined above and our request for continued listing is not granted, our securities would then be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq or on the pink sheets.

If our securities trade on the OTC Bulletin Board maintained by Nasdaq or on the pink sheets, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in that Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further negatively affect the liquidity of our common stock.

Delisting will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

As of September 30, 2001, we had $3.9 million in cash and short-term investments. Based upon internal projections, we expect that this amount will allow us to remain funded in the near term. We also expect to pursue additional funding to finance our operations and the development of our business. We have several one-time obligations to be paid generally by March 31, 2002 including items such as severances, but have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. These steps included a lay off in October 2001 of approximately 50 employees. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to control expenses and to manage the restructuring of operations. Thus, any projections of future cash needs and cash flows are subject to substantial uncertainty.

REVENUES

We market and sell our products in North America through our direct sales force. Internationally, we market products primarily through value-added resellers, software vendors and system integrators. Generally, international revenues have not been a significant percentage of total revenues. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

COST OF REVENUES

Cost of license revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs, amortization of purchased technology, and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, fees for sub-contractors and the costs associated with maintaining our customer support site.

OPERATING COSTS

We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one time charges, including restructuring costs, are presented separately as restructuring and other non-recurring charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group in 1999. These assets are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other non-recurring charges consist of costs incurred for restructuring plans and other costs related to the separation of senior executives.

DISCONTINUED OPERATIONS

We sold our Content business segment in July 2001. As a result, all financial data for the Content business has been presented separately as discontinued operations. Financial information for prior periods has been restated accordingly.

Net income from discontinued operations represents the net results of operations of the Content business through July 20, 2001, the date of sale. Revenues from discontinued operations were derived from licenses for content products including both perpetual licenses and periodic subscription access and from providing content writing services under contract. We recognized revenues on license fees after a non-cancelable license agreement was signed, the product was delivered, the fee was fixed, determinable and collectable, and there was vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognized revenues on periodic subscription licenses over the subscription term. We recognized revenues on content writing services as performed over the life of the contract.

Cost of license revenues from discontinued operations consisted primarily of the expenses related to royalties, the cost of media on which our product was delivered, product fulfillment costs, and the costs associated with maintaining our RightAnswers.com Web site. Cost of service revenues from discontinued operations consisted of the salaries, benefits, direct expenses and allocated overhead costs of personnel providing content writing services.

Operating costs from discontinued operations consisted of sales and marketing efforts related to the Content business and research and development expenses consisting primarily of expenses related to the development and upgrade of our content technologies and employee compensation for content developers.

The gain on the sale of the segment of $532,000 represents the net liabilities assumed by the buyer. No other consideration was involved.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                                    THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                          2001          2000                    2001           2000
                                                        -------        -------                 -------        -------
Revenues
   Licenses                                                33.5%          73.9%                   41.8%          64.6%
   Services                                                66.5           26.1                    58.2           35.4
                                                        -------        -------                 -------        -------
      Total revenues                                      100.0          100.0                   100.0          100.0
Cost of revenues
   Cost of licenses                                        28.2            3.7                    27.3            4.6
   Cost of services                                        41.2           33.1                    94.0           43.2
                                                        -------        -------                 -------        -------
      Total cost of revenues                               69.4           36.8                   121.3           47.8
                                                        -------        -------                 -------        -------
Gross margin                                               30.6           63.2                   (21.3)          52.2
Operating expenses
   Sales and marketing                                    102.3           69.0                   155.0           93.3
   Research and development                                74.2           16.9                    73.3           25.9
   General and administrative                              35.8           13.3                    37.4           18.9
   Intangible assets amortization                          55.2           20.4                    48.2           29.8
   Restructuring and other non-recurring charges          138.6            0.3                    67.7            2.4
                                                        -------        -------                 -------        -------
      Total operating expenses                            406.1          119.9                   381.6          170.3
                                                        -------        -------                 -------        -------
Loss from operations                                     (375.5)         (56.7)                 (402.9)        (118.1)
Other income (expense), net                                (3.3)           1.0                     5.3            0.2
                                                        -------        -------                 -------        -------
Net loss from continuing operations                      (378.8)         (55.7)                 (397.6)        (117.9)
Net income from discontinued operations                    26.4           (1.7)                   16.2           22.9
Net gain from disposal of a business segment               25.2           --                       6.9           --
                                                        -------        -------                 -------        -------
Net loss                                                 (327.2)%        (57.4)%                (374.5)%        (95.0)%
                                                        =======        =======                 =======        =======



THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Total revenues decreased 66.0% to $2.1 million in third quarter 2001 from $6.2 million in third quarter 2000. License revenues decreased 84.6% to $0.7 million in third quarter 2001 from $4.6 million in third quarter 2000. The decrease in license revenues was primarily attributable to material cutbacks in spending for information technology products by many companies throughout the United States. As a result, we finalized fewer contracts with new customers where revenue was recognized during the quarter and a decrease in the average amount of the license component of these contracts. In third quarter 2001, we recognized revenue for 3 contracts versus 22 contracts in third quarter 2000. Our average license revenue recognized for these contracts decreased 44.5% to $95,000 in third quarter 2001 from $172,000 in third quarter 2000.

Service revenues in total decreased 13.2% to $1.4 million in third quarter 2001 from $1.6 million in third quarter 2000. The net decrease is the result of a decrease in professional service revenue offset by an increase in maintenance revenues. Professional service revenues decreased 47.2% to $0.5 million in third quarter 2001 from $1.0 in third quarter 2000 as a result of fewer billable hours. Maintenance revenues increased 47.3% to $0.9 million in third quarter 2001 from $0.6 million in third quarter 2000 as the number of existing customers continued to increase.

COST OF REVENUES

Cost of revenues decreased to $1.5 million in third quarter 2001 from $2.3 million in third quarter 2000. Cost of revenues as a percentage of revenues increased to 69.4% from 36.8%, resulting in gross margin of 30.6% for the third quarter 2001 compared to 63.2% for third quarter 2000.

Cost of license revenues increased to $0.6 million in third quarter 2001 from $0.2 million in third quarter 2000. Cost of license revenues as a percentage of revenues increased to 28.2% from 3.7%. The increase in the cost of license revenues was primarily attributable to an increase in product royalties payable to third parties.

Cost of service revenues decreased to $0.9 million in third quarter 2001 from $2.1 million in third quarter 2000, although as a percentage of revenues it increased to 41.2% from 33.1%. The decrease in the cost of service revenues was primarily attributable to a decrease in the use of third parties to perform services, a decrease in travel expenses, and a 40.5% decrease in staff to 25 in third quarter 2001 from 42 in third quarter 2000. The increase as a percentage of revenues is the result of the rate of decrease in revenues exceeding the rate of decrease in these costs.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $2.2 million, or 102.3% of revenues, in third quarter 2001 from $4.3 million, or 69.0% of revenues, in third quarter 2000. The decrease is attributable to a reduction in sales and marketing staff of 55.1% to 31 in third quarter 2001 from 69 in third quarter 2000, and a decrease in expenses for marketing programs of 46.0% to $0.5 million in third quarter 2001 from $0.9 million in third quarter 2000. The increase as a percentage of revenues was attributable to the decrease in revenue.

Research and Development. Research and development expenses increased to $1.6 million, or 74.2% of revenues, in third quarter 2001 from $1.0 million, or 16.9% of revenues, in third quarter 2000. Although software development staffing levels decreased 19.4% to 29 in third quarter 2001 from 36 in third quarter 2000, research and development costs increased due to higher overhead allocations in 2001, higher average salaries and professional services personnel used in development activities.

General and Administrative. General and administrative expenses remained steady at $0.8 million, or 35.8% of revenues in third quarter 2001 and $0.8 million, or 13.3% of revenues in third quarter 2000. Increases in legal and accounting expenses, insurance and other expenses related to being a public company for the full third quarter 2001 were offset by savings from a 50.0% decrease in staff to 12 in third quarter 2001 from 24 in third quarter 2000. The increase as a percentage of revenues was attributable to the decrease in revenue.

Intangible Assets Amortization. Intangible assets amortization decreased slightly to $1.2 million, or 55.2% of revenues in third quarter 2001 from $1.3 million, or 20.4% of revenues in third quarter 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The increase as a percentage of revenues was attributable to the decrease in revenue.

Restructuring and other non-recurring charges. Restructuring and other non-recurring charges were $2.9 million, or 138.6% of revenues, in third quarter 2001 while there were essentially no such costs in third quarter 2000. We incurred a restructuring charge of $0.6 million representing severance benefits and costs resulting from the lay off of 75 employees on July 10, 2001. Other non-recurring charges in third quarter 2001 consist of severance charges for senior executives of $0.4 million, as well as costs associated with forgiveness of stockholder loans and related tax gross-up.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Third quarter 2001 results reflect an net expense of $69,000 or 3.3% of revenues compared to a net income of $61,000 or 1.0% of revenues in third quarter 2000. The decrease was primarily a result of a decrease in interest earned on investments, a reversal of interest earned on stockholder loans that were forgiven and a decrease in interest paid on outstanding debt.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Total revenues decreased 39.8% to $7.7 million in the first nine months of 2001 from $12.7 million in the first nine months of 2000. License revenues decreased 61.0% to $3.2 million in the first nine months of 2001 from $8.2 million in the first nine months of 2000. The decrease in license revenues was attributable to a decreased number of contracts with new customers where revenue was recognized during the nine months although the average amount of the license component of these contracts increased. In the first nine months of 2001, we recognized revenue for 12 contracts versus 52 contracts in the first nine months of 2000. Our average license revenue recognized for these contracts increased 17.8% to $190,000 in the first nine months of 2001 from $134,000 in the first nine months of 2000. Service revenues remained steady with $4.5 million reported in both periods. An increase in the amount of software maintenance revenue was offset by a decrease in the amount of professional service revenues.

COST OF REVENUES

Cost of revenues increased to $9.3 million in the first nine months of 2001 from $6.1 million in the first nine months of 2000. Cost of revenues as a percentage of revenues increased to 121.3% from 47.8%. Cost of license revenues increased to $2.1 million in the first nine months of 2001 from $0.6 million in the first nine months of 2000. As a percentage of revenues, it increased to 27.3% from 4.6%. The increase in the cost of license revenues was primarily attributable to an increase in product royalties as a result of new agreements entered into late in 2000.

Cost of service revenues increased to $7.2 million in the first nine months of 2001 from $5.5 million in the first nine months of 2000. As a percentage of revenues, it increased to 94.0% from 43.2%. The increase in the cost of service revenues was primarily attributable to the use of third parties to perform services and customer support and higher personnel costs in the first nine months of 2001.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses remained steady at $11.9 million, or 155.0% of revenues, in the first nine months of 2001 compared to $11.9 million, or 93.3% of revenues, in the first nine months of 2000. An increase in sales and marketing efforts focused on the software business was offset by decreases in commissions and marketing programs. The increase as a percentage of revenues was attributable to the decrease in revenue.

Research and Development. Research and development expenses increased to $5.6 million, or 73.3% of revenues, in the first nine months of 2001 from $3.3 million, or 25.9% of revenues, in the first nine months of 2000. The increase is due to an increased focus on the software business and greater use of third party contractors to perform research and development work.

General and Administrative. General and administrative expenses increased to $2.9 million, or 37.4% of revenues in the first nine months of 2001 from $2.4 million, or 18.9% of revenues in the first nine months of 2000. The increase in general and administrative expenses was primarily the result of increased legal, accounting, insurance and other expenses related to being a public company for the full first nine months of 2001.

Intangible Assets Amortization. Intangible assets amortization decreased slightly to $3.7 million, or 48.2% of revenues in the first nine months of 2001 from $3.8 million, or 29.8% of revenues in the first nine months of 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

Restructuring and other non-recurring charges. Restructuring and other non-recurring charges increased to $5.2 million, or 67.7% of revenues, in the first nine months of 2001 from $0.3 million, or 2.4% of revenues, in the first nine months of 2000. In the first nine months of 2001, restructuring charges totaling $2.4 million primarily represent excess facilities costs and severance benefits resulting from reductions in force of 55 employees in February 2001 and an additional 75 employees in July 2001.

Other non-recurring charges in the first nine months of 2001 consist of severance costs for senior executives of $0.6 million, as well as other costs recognized in conjunction with forgiveness of stockholder loans and the related tax gross up. Other non-recurring charges in the first nine months of 2000 consist of severance charges for senior executives of $0.3 million.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income received from short-term investments, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to $408,000 or 5.3% of revenues in the first nine months of 2001 from $21,000 or 0.2% of revenues in the first nine months of 2000. The increase was primarily the result of an increase in interest earned on investments and a decrease in interest paid on outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering.

We have incurred net losses of $28.7 million for the nine months ended September 30, 2001. Although we believe our cost structure following October's restructuring actions will enable us to achieve profitability and positive cash flow by the middle of next year, we may continue to incur net losses for the foreseeable future.

We continue to use cash for operating activities as a result of our net losses. We expect the levels of cash used by current operations to be lower during the fourth quarter and next year due to lower personnel and office costs as a result of our restructuring activities.

The significant changes in accounts receivable and deferred revenue in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 are a result of a decrease in customer orders. Customer orders decreased 62.8% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The significant fluctuations in other assets resulted from the prepayment of royalties in late 2000 and the subsequent recognition of the related expense in 2001.

Net cash provided by investing activities was primarily attributable to sales of short-term investments. Consistent with the decline in revenues, our need for capital spending for new equipment also declined.

Net cash provided by financing activities resulted primarily from proceeds borrowed under the revolving line of credit. The revolving line of credit is expected to be repaid in full in November 2001.

As of September 30, 2001, we had $0.3 million in cash and cash equivalents and $3.6 million in short-term investments. We believe that our existing cash and investment balances will be sufficient to meet anticipated cash requirements in the near term. We have several one-time obligations to be paid, including items such as severance benefits, but have taken steps to reduce our recurring costs to approximate our anticipated levels of revenue. These steps included a lay off in October 2001 of approximately 50 employees. We will pursue additional funding in the near term to supplement our cash balances.

There can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. On May 15, 2001 and September 6, 2001 we received letters from the Nasdaq Stock Market, Inc. notifying us that our securities have failed to meet the continued listing requirements for minimum bid price and market value of public float under the Nasdaq National Market rules. However, Nasdaq later suspended these requirements until January 2, 2002. If we trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, this may make it more difficult to raise funds in the future. Changes in equity markets in the past year have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If additional financing is not available to us we may need to dramatically change our business strategy and direction, including pursuing the options to sell or merge our business, or liquidate.

If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of new equity or equity-related securities that we may be required to issue may be greater than it otherwise would be. As a result, our stockholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company.

We have a secured credit facility with PNC Bank consisting of two sub-facilities: a revolving credit facility and a term loan. No additional borrowings can be made under this facility.

Amounts drawn under the revolving credit facility bear interest at the Base Rate plus 0.50%. Base Rate is defined as the lesser of the bank's prime rate or the Federal Funds Effective Rate plus 2%. The availability of credit is based on a percentage of eligible accounts receivable. At September 30, 2001, $1.3 million was available for use and $1.0 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 10, 2001; however amounts outstanding at September 30, 2001 are expected to be repaid in full in November 2001 and the underlying revolver cancelled.

The term loan of $0.3 million is payable in equal monthly principal installments and matures on June 1, 2003. Any amounts drawn under this facility bear interest at the Base Rate plus 0.75%.

RECENT ACCOUNTING PRONOUNCEMENTS

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.3 million. During 2002, we will perform the new required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our earnings and financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS IN 2002 AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we may experience negative cash flow from operations for the next few quarters.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations in the near term. Accordingly, we will pursue additional financing to fund operations during 2002. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

If we are not able to obtain such capital, we may need to dramatically change our business strategy and direction, including pursuing the options to sell or merge our business, or liquidate.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL QUARTERS AND MAY NEVER ACHIEVE PROFITABILITY.

Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of September 30, 2001, we had an accumulated deficit of $65.7 million. We have not achieved profitability on a quarterly or annual basis to date. In the first nine months of 2001, we incurred net losses of $28.7 million and in fiscal 2000, we incurred net losses of $19.8 million. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not stabilize or if they continue to decline, our losses will continue.

OUR CORPORATE RESTRUCTURINGS IN 2001 MAY NOT PRODUCE THE EXPECTED BENEFITS. FURTHERMORE, THE RESTRUCTURING CHARGES WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001.

On February 28, 2001, we announced a strategic corporate restructuring plan. There can be no assurance that we will recognize any of the expected benefits of this restructuring plan. In 2000 and 1999, our Content Segment business accounted for 41.3% and 61.6% of our total revenues, respectively, and we cannot assure you that our continuing Software Segment business will be able to offset the loss of revenues from our Content Segment business in 2001 or in future years. In addition, in connection with our restructuring, we have taken restructuring charges of $2.4 million in the first nine months of 2001 and plan to take a charge of approximately $0.4 million in the fourth quarter of 2001. This restructuring charge will have a material adverse effect on our results of operation for the year ending December 31, 2001.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or the release of deficient software products. Any such delays or defective products would likely result in lower sales. We have may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.7 years. Additionally, we have experienced a high turn-over rate in some of our senior management positions in the past few years. Continued high turn-over in management positions could have an adverse effect on our operations and business.

BECAUSE OUR CURRENT LINE OF PRODUCTS IS RELATIVELY NEW, OUR HISTORICAL FINANCIAL RESULTS MAY NOT BE HELPFUL IN EVALUATING OUR PROSPECTS.

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

Since the announcement of our corporate restructuring in February 2001, we have re-allocated our resources to the ongoing enhancement of our eService Suite software product and in July 2001 sold our Content business. Because our current line of software products is relatively new, our historical financial results may not be helpful in evaluating our prospects.

IT IS DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE DUE TO SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

Our projected expense levels are based on our expectations regarding future revenues and are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from non-recurring sales to a limited number of customers, so it is difficult to estimate accurately future revenues.

Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in recent quarters have fluctuated from $6.2 million in third quarter 2000 to $4.1 million in fourth quarter 2000 to $2.3 million in first quarter 2001 to $3.3 million in second quarter 2001 to $2.1 million in third quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers shortly after an order is received because installation and training can generally be completed in significantly less time than for new customers. However, we may miss recognizing expected revenues at the end of a quarter due to delays in the receipt of expected orders by existing customers.

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

Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as a greater proportion of our total revenues will be derived from our eService Suite, for which contracts have a higher average dollar value. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. Because of the lengthy sales cycle for our products and services, we may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS.

Our business strategy includes efforts to attract more international customers. We are currently exploring business opportunities in the United Kingdom, France, Germany, Italy, Norway and Sweden. To date, we have only limited experience in providing our products and services internationally. If we are not able to market our products and services successfully in international markets, our expenses may exceed our revenues. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact our international operations and may contribute further to our net losses.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, SALES OF OUR PRODUCTS MAY DECREASE.

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

Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including customer relationship management software sold by Clarify, Oracle, Peregrine Systems, and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products would make our products less desirable and could lead to lower sales.

WE FACE SIGNIFICANT GOODWILL AND OTHER INTANGIBLE ASSETS COSTS RELATED TO OUR ACQUISITION OF THE MOLLOY GROUP WHICH WILL ADVERSELY AFFECT OUR OPERATING RESULTS FOR THE FORESEEABLE FUTURE.

We face significant goodwill and other intangible assets costs as a result of our acquisition of the Molloy Group in July 1999. In addition, we may not achieve value from the acquisition of the Molloy Group commensurate with the purchase price we paid. As a result of the Molloy Group acquisition, we have recorded a significant amount of goodwill and other intangible assets that will adversely affect our operating results for the foreseeable future. As of September 30, 2001, we had goodwill and other intangibles of approximately $4.0 million, which we are amortizing over two to four years from the date of the acquisition. If we have future losses and are unable to demonstrate our ability to recover the amount of the goodwill, the amount of amortization could be increased or the period of amortization could be shortened. This would either increase annual amortization charges or result in the write-off of goodwill in a one-time, non-cash charge, either of which could be significant and harm our operating results. Additionally, we will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.3 million. During 2002, we will perform the new required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

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

Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. We currently have two patents. One of these patents pertains to certain proprietary data structures and the other pertains to our Cognitive Processor, now known as MindSync(TM) technology. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents would be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

Notwithstanding the precautions we have taken, a third party may copy or otherwise obtain and use our software or other proprietary information without authorization or may develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. Further, we have granted certain third parties limited contractual rights to use proprietary information which they may improperly use or disclose. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken may not prevent misappropriation of our technology, and the agreements entered into for that purpose may not be enforceable. The unauthorized use of our proprietary technologies could also decrease the value of our products.

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

In addition, as we introduce new versions of our products or new products, our current customers may not need our new products and may not ultimately license these products. Because the total amount of maintenance and service fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software licenses revenues would negatively impact our future service revenues. In addition, if customers elect not to renew their maintenance agreements, our service revenues could be significantly adversely affected.

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

WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS

The stock market is currently experiencing significant price and volume fluctuations that have affected the market price for the common stocks of technology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in that type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm our business and operating results.

THE LOW PRICE OF OUR COMMON STOCK AND THE LOW MARKET VALUE OF PUBLIC FLOAT COULD RESULT IN THE DELISTING OF OUR COMMON STOCK

The shares of our common stock are currently listed on the Nasdaq National Market. On May 15, 2001, we received a letter from the Nasdaq Stock Market, Inc. notifying us that our securities have failed to meet the continued listing requirements for minimum bid price under the Nasdaq National Market rules. We requested an appeal of the Nasdaq Staff Determination to remove the Company's listing on the National Market for failure to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4310(c)(8)(B) and had a hearing date set for September 27, 2001. On September 6, 2001, we received a letter from Nasdaq Stock Market, Inc. notifying us that in addition to the bid price deficiency, we were no longer in compliance with the market value of public float requirement as set forth in Nasdaq Marketplace Rule 4450(a)(2). This matter was scheduled to be addressed at the September 27, 2001 hearing as well.

In the week prior to the hearing date, we received notification that Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq National Market. Under the moratorium, those requirements will be suspended until January 2, 2002, at which time the 30 and 90-day periods provided by Marketplace Rule 4310(c)(8)(B) would start anew. To clarify, we would be considered non-compliant if we failed to satisfy the applicable standard for 30 consecutive trading days following January 1, 2002. Thereafter, we would be afforded a 90 calendar day grace period in which to regain compliance.

If our common stock would be delisted by Nasdaq, our securities would be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Delisting will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities.


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

Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Borrowings under our existing credit facility are also interest rate sensitive, because the interest rate charged by our bank varies with changes in the prime rate of lending. We believe, however, that we are currently not subject to material interest rate risk.

                          PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

On August 6, 2001, we filed a Current Report on Form 8-K stating that on July 20, 2001, we completed the sale of all of our right, title and interest in and to the properties and assets used by our Content Business to RightAnswers LLC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SERVICEWARE TECHNOLOGIES, INC.



Date:  November 14, 2001             By: /s/ KENT HEYMAN
                                         ------------------------------
                                         Kent Heyman
                                         Chief Executive Officer and President


                                     By: /s/ CAROL L. ZANGRILLI
                                         ------------------------------
                                         Carol L. Zangrilli
                                         Controller
                                         (Chief accounting officer)