Form 10-K
period 2001-12-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2002-04-01
CIK 1062606

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

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 2001

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




       333 ALLEGHENY AVENUE, SUITE 301 NORTH
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 19, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the last reported sale price for the registrant's Common Stock on the Nasdaq National Market on such date, as reported in The Wall Street Journal, was $6,435,306 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

    The number of shares of the registrant's Common Stock outstanding as of the close of business on March 19, 2002 was 23,868,168.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of ServiceWare Technologies, Inc. to be used in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SERVICEWARE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
                                 PART I
1     Business....................................................      3
      Overview....................................................      3
      Industry Background.........................................      4
      The ServiceWare Solution....................................      5
      Strategy....................................................      6
      Products....................................................      6
      Services....................................................      7
      Technology and Architecture.................................      7
      Customers...................................................      7
      Sales and Marketing.........................................      8
      Strategic Alliances.........................................      8
      Research and Development....................................      8
      Competition.................................................      8
      Intellectual Property.......................................      9
      Employees...................................................      9
      Additional Factors that May Affect Future Results...........      9
      Management..................................................     17
2     Properties..................................................     18
3     Legal Proceedings...........................................     18
4     Submission of Matters to a Vote of Security Holders.........     18

                                PART II
      Market for Registrant's Common Equity and Related
5     Stockholder Matters.........................................     19
6     Selected Financial Data.....................................     20
      Management's Discussion and Analysis of Financial Condition
7     and Results of Operations...................................     21
      Quantitative and Qualitative Disclosures About Market
7A    Risk........................................................     28
8     Financial Statements and Supplementary Data.................     29
      Changes in and Disagreements with Accountants and Financial
9     Disclosure..................................................     51

                                PART III
10    Directors and Executive Officers of the Registrant..........     52
11    Executive Compensation......................................     52
      Security Ownership of Certain Beneficial Owners and
12    Management..................................................     52
13    Certain Relationships and Related Transactions..............     52

                                PART IV
      Exhibits, Financial Statements Schedules and Reports on Form
14    8-K.........................................................     53

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

     We were initially incorporated as a Pennsylvania corporation in January 1991 as ServiceWare, Inc. In May 2000, we changed our name to ServiceWare Technologies, Inc. and reincorporated as a Delaware corporation. The Company had two reportable business segments: Software and Content. However, on July 20, 2001, the Company completed the sale of its Content segment to RightAnswers LLC ("RightAnswers"). Financial information for our operating segments is found in
Note 16 to the consolidated financial statements in Item 8 below, which is incorporated herein by reference.

     We have not incorporated by reference into this Annual Report on Form 10-K the information on our Web site, and you should not consider it to be a part of this document. Our Web site address is included in this document as an inactive textual reference only.

OVERVIEW

     ServiceWare Technologies is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service to customers, employees and partners by transforming information into knowledge.

     ServiceWare's Web-based eService Suite(TM) software, powered by MindSync(TM), a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed via a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's Knowledge Management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     eService Suite(TM) is a software solution that allows ServiceWare customers to provide personalized, automated Web-based service tailored to the needs of their users. eService Suite enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented MindSync technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. eService Suite includes the software products eService Site(TM) (Web-based self-service for customers, partners and employees), eService Professional(TM) (for customer service, sales and field service personnel) and eService Architect(TM) (for knowledge managers, subject matter experts and system administrators).

     ServiceWare customers represent a cross-section of industry leaders in the financial services, technology, manufacturing, healthcare, entertainment, education and government sectors. Customers include H&R Block,

Northeast Utilities, Amgen, Stream International, QUALCOMM, Marconi, AT&T Wireless, Cingular Wireless and Reuters.

INDUSTRY BACKGROUND

  BUSINESS CASE FOR KNOWLEDGE MANAGEMENT

     The information age has increased the demand for immediate access to customer data, product information and corporate knowledge, making the need to retain intellectual capital greater than ever. At the same time, the loss of corporate knowledge has been perpetuated by the downsizing and reorganizations that are common in today's economy. In order to attain a competitive advantage in this volatile market, we believe organizations are turning to Knowledge Management solutions to improve the creation, preservation, dissemination and application of knowledge throughout the enterprise. Knowledge Management can be used to achieve a wide range of strategic business objectives from providing a superior service experience for employees and customers to managing relationships with partners and suppliers.

  REQUIREMENTS OF A COMPREHENSIVE E-SERVICE SOLUTION- KNOWLEDGE MANAGEMENT

     Increasingly, companies need to improve customer loyalty and retention while also consolidating corporate and customer information into a single knowledge repository. The key to "Knowledge Management" according to International Data Corporation is the development of a formal process that evaluates a company's organizational processes, people, and technology and develops a system that leverages the relationships between these components in order to get the right information to the right people at the right time so as to improve productivity.

     Knowledge Management is gaining acceptance, particularly due to the growth of e-business. We believe companies understand now more than ever the need to protect intellectual capital, capture the knowledge of its workforce and sustain competitive advantage by focusing on the effectiveness of employees, customers and partners. Knowledge Management provides companies with a process to capture enterprise knowledge, organize knowledge and disseminate knowledge to key audiences.

     In order to enable businesses to provide superior service, a comprehensive solution needs to:

     - provide the option for a self-service experience;

     - provide the end-user with the ability to escalate to assisted service and seamlessly transfer information across all communication channels, including e-mail, telephone, or chat, at any stage of interaction;

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

  CALL CENTERS ARE EVOLVING INTO MULTI-CHANNEL CONTACT CENTERS

     For the last several years, many companies have spent heavily to implement technology based Customer Relationship Management (CRM) software. The strategic goal is to enhance pre- and post-sales customer relationships, improve customer satisfaction and influence customer retention.

     Traditionally, companies created call centers to handle only voice interactions. Today, there are thousands of call centers globally. Many of these centers have evolved into multi-channel contact centers that handle customer interactions via the phone, e-mail, chat, Web, fax, and instant messaging. As more call centers adopt these additional communication channels, e-service continues to play a key role in the infrastructure of contact centers. Additionally, many companies seek to complement their ability to offer high-quality human level based service provided by the support organization with a Web based self-service capability, also known as e-service. The benefits of e-service include 24/7 availability, cost-savings, scalability, consistency, and improved customer satisfaction and customer retention.

THE SERVICEWARE SOLUTION

     We provide Knowledge Management solutions that enable companies to strengthen relationships with their customers, partners, suppliers and employees. We license software products to enterprises that form the basis of their Knowledge Management strategy or function as a component of their contact center or help desk infrastructure. Our solutions enable businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Our solutions also enable the extended enterprise to access this knowledge online. In addition, through the self-learning capabilities of our patented MindSync search technology the solutions generated by our products are intelligent in that they are interactive, adaptable and have the capability to update automatically. We believe our solutions provide our customers with a number of key benefits, including:

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

     - STRENGTHENED RELATIONSHIPS WITH THEIR END-USERS. Our solutions allow enterprises to provide their customers and other end-users with improved, timely and accurate service. Enterprises realize that the service function provides them with their closest contact with their customers, and, by providing superior self or assisted service, they can create long-term customer satisfaction and loyalty. We believe that by providing better and more user-friendly service, our solutions increase the likelihood that a business' customers will complete specific transactions and that the enterprise will be able to attract and retain its customers.

     - IMPROVED DISSEMINATION OF ENTERPRISE KNOWLEDGE. Our eService Suite enables our customers to develop a common knowledge base of intellectual capital, which is collected from their business systems and experts throughout their organization, and makes it available throughout the extended enterprise. All communications from a business to its customers, partners, suppliers or employees, whether through telephone support, self-service, or e-mail, draw from this knowledge base. Additionally, the patented MindSync technology contained in our eService Suite provides a self-learning capability that continually learns at each request, which keeps responses up to date and provides end-users with accurate answers to their questions.

     - SEAMLESS INTEGRATION WITH EXISTING SOLUTIONS. Our products are designed for rapid deployment, typically in eight to 12 weeks. Our software helps our customers to preserve their investments in, and deployments of, call center and help desk products, CRM solutions, workflow tools, knowledge bases and other applications. Our solution enhances these capabilities and integrates them into a cohesive and automated Internet service infrastructure by integrating with applications from leading companies such as Clarify/Amdocs, Peregrine Systems, and Siebel Systems. As a result, this enables our customers to deploy best of breed applications configured to suit their particular e-service needs.

     - CONSISTENT SERVICE ACROSS COMMUNICATION CHANNELS. Our solution allows access to knowledge from a wide variety of communication channels. Our proprietary software enables end-users to transfer inquiries easily from self-help to e-mail responses to live interaction. Escalation of end-user inquiries helps ensure that our clients efficiently apply the appropriate level of resources toward their customers' satisfaction while reducing the risk of losing a customer because of perceived unresponsiveness.

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

STRATEGY

     Our solutions enable enterprises to provide a Web-based platform by which customers, partners, suppliers and employees access and manage business critical knowledge. Our objective is to leverage this platform to become a leading worldwide provider of Knowledge Management solutions. To achieve our goal, we intend to:

     - ENHANCE TECHNOLOGY AND PRODUCT LEADERSHIP. We intend to broaden our leadership position in the Knowledge Management and e-service solutions market by continuing to increase the performance, functionality and scalability of our eService Suite. We plan to continue to design our products to be highly scalable throughout the extended enterprise, easily configurable and able to integrate with both front-end best of breed applications and existing enterprise systems. We plan to continue to devote resources to the development of new and innovative technologies, to increase efficiencies, offer immediate answers and minimize service response time. We intend to expand the current eService Suite offering to incorporate advances in knowledge acquisition.

     - EXPAND STRATEGIC ALLIANCES. In order to broaden our market presence, enter new geographic and vertical markets, and increase adoption of our solutions, we plan to strengthen existing and pursue additional strategic alliances with consultants, systems integrators, value-added resellers and independent software vendors of complementary products. We intend to use these relationships to increase our sales by leveraging these organizations' industry expertise, business relationships and sales and marketing resources. Currently, we have strategic alliances with Electronic Data Systems Corporation, Clarify/Amdocs, Oracle, Siebel and EPAm Systems. Additionally, we plan to increase our service capabilities by pursuing strategic relationships with leading systems integrators and consultants.

     - FURTHER DEVELOP INTERNATIONAL PRESENCE. To capitalize on international opportunities for our e-service solutions, we have completed the first stage of our product localization efforts, concentrating on European markets. The eService Suite interface is currently available in French, Spanish, German and Dutch. Furthermore, we intend to increase our relationships with local distributors in international markets, including German-based MATERNA.

PRODUCTS

     ServiceWare's Knowledge Management solutions enables organizations to easily provide customers, partners, suppliers and employees with fast, accurate answers to inquiries across various communication channels including the phone, e-mail and the Web. Based on the Company's software and MindSync technology, software empowers organizations to deliver superior service and support, while reducing expenses. Our eService Suite includes our eService Site, eService Professional and eService Architect software products.

     eSERVICE SITE allows our customers to provide Web-based self-service to their end-users. End-users can access the eService Site through the Internet or a corporate Intranet. This Web-based e-service solution allows self-help users to access the knowledge base at any time, using an easy-to-use, intuitive interface via a natural language query. The eService Site can be customized to adopt the look and feel of the company's Web site.

     eSERVICE PROFESSIONAL provides a Web-based application interface for customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base, capture and revise additional knowledge, and provide accurate answers to end-user questions. eService Professional integrates with many types of customer relationship applications to provide a seamless interface for a customer service professional.

     eSERVICE ARCHITECT provides a robust set of knowledge tools that allows customers' subject matter experts and system administrators to design, manage and maintain knowledge bases. The eService Architect provides knowledge authoring and editing capabilities as well as administrative tools for all necessary product suite functions.

SERVICES

     PROFESSIONAL SERVICES. Our professional services organization provides our customers with pre- and post-sales services. Pre-sales consulting services include our Decision Integrity process, which applies analytical methodologies and an understanding of business processes to help organizations make an informed decision regarding the choice of Knowledge Management as a technological solution. Post-sales implementation, integration and Knowledge Management consulting services, allow our customers to deploy our e-service solutions effectively. In addition, our professional services organization offers education and training to enable our customers' internal team to understand how to use our products, support the implementation and maintain of our solutions.

     CUSTOMER SUPPORT. All customers under a maintenance agreement have access to our technical support engineers via telephone, fax or e-mail. In addition, we provide self-service support to our customers on a 24/7 basis through our www.serviceware.com Web site.

TECHNOLOGY AND ARCHITECTURE

     We employ industry-standard technologies to create an object-based open architecture for all of our applications. The suite is based on an n-tiered architecture, which permits the use of multiple servers for scalability and a clear division of responsibility between our software programs. This division provides flexibility and scalability.

     At the core of our technology is MindSync, which provides self-learning capability to our eService Suite. MindSync uses patented algorithm technology based on neural network and Bayesian statistical principles. Through these algorithms, MindSync is capable of learning from past transactions. Access to MindSync is provided via our knowledge server, which performs the role of an application server. The replication capability of the server was designed to update multiple databases worldwide on a distributed network by using any leading database application. This permits our customers to locate servers in various locations close to their end-user base.

     The architecture is a framework built using Java and XML that includes components specifically designed to take advantage of each element of the modern Web environment. This enables an extremely configurable, extensible application to be delivered based on current Internet standards.

     We are continually updating our software to run in the most common environments. ServiceWare now supports Solaris, Windows 2000 and NT operating environments to provide customers greater flexibility and security when implementing its solutions.

CUSTOMERS

     We have traditionally marketed our products and services to Global 2000 call centers and help desks in a wide range of vertical industries. Major customers during 2001 included Cingular Wireless and Reuters. The following is a partial list of our other customers during 2001.

           Allegheny Energy                           Made2Manage Systems
           Allina Health Systems                      Marconi Communications
           Amgen                                      Marriott
           AT&T Wireless                              NCS Pearson
           Concord EFS                                Qualcomm
           Compaq                                     Respironics
           EATON/Cutler-Hammer                        Stream International
           First Union National Bank                  Texas Instruments
           Fourth Shift, a SoftBrands Company         United Messaging
           Gelco Government Services                  U.S. Army
           H&R Block                                  U.S. Navy
           Hewlett-Packard                            U.S. Patent & Trademark Office
           Hughes Supply

SALES AND MARKETING

     We market our solutions through a direct sales force and indirect sales channels. We sell our solutions primarily through our direct sales force. We have sales personnel throughout North America and internationally in the United Kingdom.

     To increase the effectiveness of our direct selling efforts and our penetration of the Knowledge Management solutions market, we build brand awareness of ServiceWare and our solutions through marketing programs. These programs include print and Web advertisements, direct mailings, public relations activities, seminars and other major industry/partner events, market research and our Web site.

     Our marketing organization creates materials to support the sales process, including brochures, data sheets, case studies, presentations, white papers and demonstrations. In addition, our marketing group helps identify and develop key alliance opportunities and channel distribution relationships.

STRATEGIC ALLIANCES

     We have established strategic alliances with leading providers of e-business software technologies. These alliances augment our sales and marketing initiatives by enabling us to increase market awareness, distribution and market penetration of our solutions and services, as well as to extend the technical and functional application of our e-service solutions.

     Historically, we have had several categories of alliances, including distribution, software and services alliances. We have established distribution alliances with leading providers of complementary e-business and CRM technologies who resell or co-market our solutions. We benefit from the lead generation and established marketing capabilities of these firms. In turn, our alliance partners benefit from being able to offer more comprehensive solutions in their product offerings and thereby increase their customers' satisfaction. We currently have alliances with several vendors, including Clarify/Amdocs and Siebel.

     We have established service alliances with leading systems integrators, including Electronic Data Systems Corporation and Materna, to increase our breadth of implementation services both nationally and around the globe. These services alliance partners complete a rigorous training program to become fully certified to implement our solutions, and we continue to work with our service alliance partners as a team to ensure a fast, effective path to the deployment of our Knowledge Management solution to enable our customers to reap the benefits of our Knowledge Management solution immediately.

     We intend to continue to build and refine our strategies in selecting leading alliance partners in the dynamic and ever-changing marketplace. We believe that building key relationships with market leaders increase our opportunities in global expansion, enhanced solutions, and continued product innovations.

RESEARCH AND DEVELOPMENT

     We have a 6 person internal research and development team that, together with our outside development resources, develop our product and service offerings. In conjunction with our outside development resources, we continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop new products and services to meet our customers' expectations of ongoing innovation and enhancement within our suite of products and services. We have entered into a strategic relationship with EPAm Systems, of Princeton, New Jersey, and Minsk, Belarus, to augment its research and development capabilities. This relationship gives ServiceWare access to approximately 250 developers in a cost effective offshore model. EPAm Systems is ISO 9001 certified and has completed complicated projects for major international corporations including Fortune 500 companies. This relationship has allowed us to streamline operating costs and increase productivity. Research and development is conducted by way of a clearly defined process that is a subset of industry standard Rational Unified Process.

     The agreement with EPAm Systems states that consulting services will be provided in accordance with specific work orders. Payment for these services is billed weekly at a fixed fee. Additionally, pursuant to the agreement we are appointed resellers of their technical consulting and software development services. This contract expired in January 2002, but we are continuing to operate under this agreement while we are negotiating an extension.

     Our ability to meet our customers' expectations depend on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products and services by adding features and functionality that differentiate them from those of our competitors and bring products and services to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

COMPETITION

     Competition in our marketplace is rapidly evolving and intense, and we expect competition to intensify further in the future as current competitors expand their product offerings and new competitors enter the market. Current competitors include in-house developed applications and providers of commercially available Knowledge Management solutions, including Kana Software, eGain Communications, and Primus Knowledge Solutions.

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

     We have two patents. One patent pertaining to our MindSync technology (formerly known as Cognitive Processor) was issued in the United States on July 28, 1998 and was also filed in Australia, Canada and the European Union. The other patent pertaining to certain proprietary data structures was issued on September 28, 1998.

     We also have four trademark registrations in the United States and a Service mark for "ServiceWare" issued December 28, 1999.

     We seek to avoid disclosure of our intellectual property by generally entering into confidentiality or license agreements with our employees, consultants and companies with which we have alliances, and generally control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products.

     Policing unauthorized use of our proprietary information is difficult, and we may be unable to determine the extent of unauthorized copying or use of our products or technology. Further, third parties, which have been granted certain limited contractual rights to use proprietary information, may improperly use or disclose such proprietary information. In addition, certain components of our product suite require us to have licenses from third parties for use. These licenses may be subject to cancellation or non-renewal. In this event, we will be required to obtain new licenses for use of these products, which may not be available on commercially reasonable terms, if at all, and could result in product shipment delays and unanticipated product development costs.

EMPLOYEES

     Due to the difficult environment for technology companies in 2001 and a need to reduce our costs, we reduced staff during the year from 252 as of December 31, 2000 to 54 as of December 31, 2001. Our 54 employees include 14 in sales, 18 in professional services, 6 in research and development, 4 in marketing, 8 in general and administration, and 4 in operations. In spite of the difficult economic environment, we continue to believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we may experience negative cash flow from operations for the next few quarters.

     We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations for the next 12 months. However, we may pursue additional financing to fund operations. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL QUARTERS AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of December 31, 2001, we had an accumulated deficit of $66.7 million. We have not achieved profitability on a quarterly or annual basis to date. In 2001, we incurred net losses of $29.7 million and in 2000, we incurred net losses of $19.8 million. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not stabilize or if they continue to decline, our losses will continue.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.7 years. Additionally, we have experienced a high turn-over rate in some of our senior management positions in the past few years. Continued high turn-over in management positions could have an adverse effect on our operations and business.

A SIGNIFICANT PERCENTAGE OF OUR PRODUCT DEVELOPMENT IS PERFORMED BY A THIRD PARTY INTERNATIONALLY, THE LOSS OF WHICH COULD SUBSTANTIALLY HARM OUR PRODUCT DEVELOPMENT EFFORTS.

     A significant percentage of our product development work, and some of our implementation services, are performed by a third-party development organization in Minsk, Belarus. Unpredictable developments in the political, economic and social conditions in Belarus, or our failure to maintain or renew our business relationship with this organization on terms similar to those which exist currently, could reduce or eliminate product development and implementation services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, and our business could be seriously harmed.

OUR HISTORICAL FINANCIAL RESULTS MAY NOT BE HELPFUL IN EVALUATING OUR PROSPECTS BECAUSE OUR CURRENT LINE OF PRODUCTS IS RELATIVELY NEW.

     We have undergone a number of changes in our business model. We began in 1991 as a provider of consulting services, and later developed and sold content relating to technology products for use by customer service operations. In July 1999, we acquired the Molloy Group and its complementary software product suite. Last year we integrated our product offerings with those of the Molloy Group and launched a suite of software and content products intended to form the basis of businesses' Knowledge Management solutions.

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

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in recent quarters have fluctuated from $6.2 million in third quarter 2000 to $4.4 million in fourth quarter 2000 to $2.3 million in first quarter 2001 to $3.3 million in second quarter 2001 to $2.1 million in third quarter 2001 to $4.3 million in fourth quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers shortly after an order is received because installation and training can generally be completed in significantly less time than for new customers. However, we may miss recognizing expected revenues at the end of a quarter due to delays in the receipt of expected orders by existing customers.

     Revenues in any one quarter are not indicative of revenues in any future period because of these and other factors and, accordingly, we believe that certain period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

THE KNOWLEDGE MANAGEMENT MARKET IS EVOLVING AND, IF IT DOES NOT GROW RAPIDLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     The Knowledge Management solutions market is an emerging industry, and it is difficult to predict how large or how quickly it will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our eService Suite and will be willing to access our content over the Internet. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these Knowledge Management solutions.

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES ARE DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS.

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as a greater proportion of our total revenues will be derived from our eService Suite, for which contracts have a higher average dollar value. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources because of the lengthy sales cycle for our products and services.

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS.

     Our business strategy includes efforts to attract more international customers. We are currently exploring business opportunities in the United Kingdom and continental Europe. To date, we have only limited experience in providing our products and services internationally. If we are not able to market our products and services successfully in international markets, our expenses may exceed our revenues. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact our international operations and may contribute further to our net losses.

IF WE ARE NOT ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, SALES OF OUR PRODUCTS MAY DECREASE.

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

IF CERTAIN COMPANIES CEASE TO PROVIDE OPEN PROGRAM INTERFACES FOR THEIR CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE, IT WILL BE DIFFICULT TO INTEGRATE OUR SOFTWARE WITH THEIRS. THIS WILL DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS.

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including CRM software sold by Clarify, Oracle, Peregrine Systems, and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult, or impossible, and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products would make our products less desirable and could lead to lower sales.

WE FACE INTENSE COMPETITION FROM BOTH ESTABLISHED AND RECENTLY FORMED ENTITIES, AND THIS COMPETITION MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY BECAUSE WE COMPETE IN THE EMERGING MARKET FOR KNOWLEDGE MANAGEMENT SOLUTIONS.

     We compete in the emerging market for Knowledge Management solutions and changes in the Knowledge Management solutions market could adversely affect our revenues and profitability. We face competition from many firms offering a variety of products and services. In the future, because there are relatively low barriers to entry in the software industry, we expect to experience additional competition from new entrants into the Knowledge Management solutions market. It is also possible that alliances or mergers may occur among our competitors and that these newly consolidated companies could rapidly acquire significant market share. Greater competition may result in price erosion for our products and services, which may significantly affect our future operating margins.

IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in certain new versions of existing products and in new products after their introduction. In the event that the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need Knowledge Management solutions at all. In either case, sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we believe that our customers and potential customers have a great sensitivity to product defects.

WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS BECAUSE OUR PRODUCTS ARE CRITICAL TO THE OPERATIONS OF OUR CUSTOMERS' BUSINESSES.

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

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE DISRUPTIONS TO OUR BUSINESS.

     We intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

     - failure to integrate the acquired assets and/or companies with our current business;

     - the price we pay may exceed the value we eventually realize;

     - potential loss of share value to our existing stockholders as a result of issuing equity securities as part of all of the purchase price;

     - potential loss of key employees from either our current business or the acquired business;

     - entering into markets in which we have little or no prior experience;

     - diversion of management's attention from other business concerns;

     - assumption of unanticipated liabilities related to the acquired assets;
       and

     - the business or technologies we acquire or in which we invest may have limited operating histories and may be subject to many of the same risks we are.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS IN LITIGATION AND AN EROSION IN THE VALUE OF OUR BRANDS AND PRODUCTS.

     Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. We currently have two patents. One of these patents pertains to certain proprietary data structures and the other pertains to our Cognitive Processor, now known as MindSync technology. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents would be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

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

     In addition, as we introduce new versions of our products or new products, our current customers may not need our new products and may not ultimately license these products. Any downturn in our software licenses revenues would negatively impact our future service revenues because the total amount of maintenance and service fees we receive in any period depends in large part on the size and number of licenses that we have previously sold. In addition, if customers elect not to renew their maintenance agreements, our service revenues could be significantly adversely affected.

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

     The license fees for our products typically range from approximately several hundred thousand to several million dollars. These fees often represent a significant expenditure of Information Technology ("IT") capital for our customers. It is possible for our customers' and potential customers' IT spending to decline as a result of a weakened economy, or due to other factors. Such a decline could cause us to be unable to maintain or increase our sales volumes and achieve our targeted revenue growth.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS.

     As e-business, Knowledge Management and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet covering issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for e-business and Knowledge Management and, therefore, the market for our products and services.

     The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation of the Telecommunications Act's information and content provisions are currently unsettled. The imposition upon us and other software and service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the Act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this new legislation and the Communications Decency Act could expose companies involved in e-business to liability, which could limit the growth of Internet usage and e-business generally and, therefore, the demand for Knowledge Management solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

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

THE LOW PRICE OF OUR COMMON STOCK AND THE LOW MARKET VALUE OF PUBLIC FLOAT COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     On February 14, 2002, we received a compliance notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock had failed to maintain a minimum bid price per share of $1.00 over the last 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5).

     In accordance with Marketplace Rule 4450(e)(2), we will have until May 15, 2002, or 90 calendar days from such notification, to regain compliance with Nasdaq's continued listing requirements. If at any time before May 15, 2002 the minimum bid price per share is $1.00 for a minimum of ten consecutive trading days, Nasdaq will determine if we then comply with Nasdaq's continued listing requirements. If we are unable to demonstrate compliance with the continued listing requirements on or before May 15, 2002, Nasdaq staff will provide us with written notification that its securities will be removed from the Nasdaq National Market.

     In response to the letter from Nasdaq, we submitted an application to transfer the listing of its common stock to The Nasdaq SmallCap Market. If the application is approved, we will be afforded an additional 180-day grace period which will extend the delisting determination until August 13, 2002. We may also be eligible for an additional 180-day grace period provided that it meets the initial listing criteria for the SmallCap Market under Market Place Rule 4310(c)(2)(A). There can be no assurance that Nasdaq will approve our application to transfer to the SmallCap Market or that if approved we will remain compliant with the applicable continued listing requirements.

     If our common stock is permitted to move to the SmallCap Market and is unable to meet the minimum maintenance requirements during the extended grace period, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and it would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel.

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

     Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

                                   MANAGEMENT
EXECUTIVE OFFICERS

     The following table sets forth specific information regarding our executive officers as of March 19, 2002:

                   NAME                     AGE                   POSITION(S)
                   ----                     ---                   -----------
Thomas Unterberg..........................  70     Chairman of the Board of Directors
Kent Heyman...............................  46     President, Chief Executive Officer
Scott Schwartzman.........................  39     Chief Operating Officer and Treasurer
Richard Liebman...........................  46     Interim Chief Financial Officer
Charles Rudisill..........................  39     Vice President of Business Development

     THOMAS UNTERBERG has served as Chairman of the Board of Directors since June 2001. He is a co-founder and has served as a Chairman of C.E. Unterberg, Towbin, an investment banking firm, since June 1989. Prior to that he served as Head of Technology Banking and a Partner of Lehman Brothers from 1987 to 1990. From 1977 through 1986 Mr. Unterberg was a General Partner/ Managing Director, and Chairman of L.F. Rothschild, Unterberg, Towbin Holdings, Inc. and from 1960 to 1977 he was a partner of C.E. Unterberg, Towbin. Mr. Unterberg currently serves on the boards of directors of Electronics for Imaging, Inc., Systems and Computer Technology Corporation, ECCS, Inc., Centrax Corporation, Inc., AES Corporation, and Club One, LLC. Mr. Unterberg is a graduate of Princeton University and received a Master's degree in Business Administration from the Wharton School, University of Pennsylvania.

     KENT HEYMAN joined ServiceWare in September 2001 to serve as President and Chief Executive Officer. Prior to that he was one of three founding employees and a senior vice president at Mpower Communications, where he was responsible for the strategic direction of the company. During his five-year tenure, Mr. Heyman helped take the company from a start-up to a national integrated communications company with more than 2,000 employees in 42 markets across the nation. He has also served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman. Mr. Heyman earned a doctor of law (J.D.) degree from University of the Pacific's McGeorge School of Law, and received a bachelor's degree from California State University, Fresno.

     SCOTT SCHWARTZMAN has served as our Chief Operating Officer since October 2001 and was named Treasurer in September 2001. Mr. Schwartzman previously served as our Vice President of Global Enterprise Services since joining ServiceWare in October 2000. From September 1998 to September 2000, he was employed as Vice President of Professional Services at Firepond, Inc., a provider of e-business selling solutions. From February 1994 to August 1998 Mr. Schwartzman was employed by SAP America, an Enterprise Resource Planning (ERP) software company, where he held a variety of positions and was most recently Director of Professional Services. Prior to SAP, Schwartzman held positions in operations and systems management at Star Dynamic Corporation, Dep Corporation and Revlon Corporation. Mr. Schwartzman received a Bachelor of Science degree in Business Administration from Syracuse University.

     RICHARD LIEBMAN has been our Interim Chief Financial Officer since January 2002. Prior to joining us, Mr. Liebman was Chief Financial Officer for eCal Corporation, a provider of Internet based calendar services, from October 1998 until January 2001. Prior to that, Mr. Liebman was Senior Vice President of Pennsylvania Merchant Group, Ltd., an investment banking firm from January 1997 to October 1998. From June 1994 until January 1997, Mr. Liebman was Managing Director of Liebman Capital, Inc., which focused on investing in businesses in the technology field. Mr. Liebman received his Bachelor of Arts degree in economics from Brown University and his Masters in Business Administration from Columbia Business School.

     CHARLES RUDISILL has served as our Vice President of Business Development since December 2000. From October 1999 to November 2000, Mr. Rudisill was employed as Managing Director of Trans@ctive Partners, Inc. a boutique investment banking firm. From June 1994 to June 1999 Mr. Rudisill held positions at Mastech Corporation (now iGATE Capital Corporation) as Investor Relations Director and Director of Corporate Development. Mr. Rudisill received a Bachelor of Science degree in Business Administration from Shenandoah University.

ITEM 2.  PROPERTIES

     We own no real property. Our largest facility is located in Oakmont, Pennsylvania, where we lease office space. The term of the lease expires in 2006. We also leased an office in Parsippany, New Jersey. The Parsippany lease expired in January 2002, and a small executive office suite was sublet in Princeton, New Jersey. We also lease small offices in Redwood City, California with the term of lease expiring in June 2002 and in the United Kingdom. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market since August 25, 2000. On March 19, 2002, the last sale price of our common stock was $0.37 per share. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                HIGH      LOW
                                                                -----    -----
2000
  Fourth Quarter............................................    $7.69    $2.50
2001
  First Quarter.............................................    $4.88    $0.66
  Second Quarter............................................    $1.06    $0.45
  Third Quarter.............................................    $0.78    $0.11
  Fourth Quarter............................................    $0.60    $0.12
2002
  First Quarter (January 1, 2002 to March 19, 2002).........    $0.95    $0.33

     As of March 19, 2002, there were approximately 365 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

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

     None.

USES OF PROCEEDS FROM REGISTERED SECURITIES

     On August 24, 2000, the SEC declared effective our initial public offering Registration Statement on Form S-1 (File No. 333-33818). The managing underwriter in the offering was C.E. Unterberg, Towbin. The Registration Statement covered the sale of 4,500,000 shares of our common stock at an offering price of $7 per share. In addition to the 4,500,000 shares of common stock offered, C.E. Unterberg, Towbin was given an option to purchase up to an additional 675,000 shares of common stock at an offering price of $7 per share. C.E. Unterberg, Towbin purchased an aggregate of 5,175,000 shares of our common stock for an aggregate consideration of approximately $36.2 million. Proceeds after accounting for approximately $2.5 million in underwriting discounts and commissions and approximately $2.1 million in other expenses were $31.6 million. The underwriting discounts and commissions of approximately $2.5 million were paid to C.E. Unterberg, Towbin, which beneficially owns over 10% of our common stock. Principally all of the net proceeds had been invested in United States government securities and investment-grade, interest-bearing instruments with maturities of a maximum of two years. Of the net proceeds, we used $2.5 million to repay our term loan, $1.0 million to repay our revolving credit facility, and $3.3 million for property and equipment acquisitions. The remaining $24.8 million has been used to support ongoing operating expenses. As of the date of this filing, all of the net proceeds from the IPO have been fully utilized.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition of Operations" and our consolidated financial statements and related notes. We have derived the consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 from our consolidated financial statements. We have derived all other data in this table from financial statements not included in this Form 10-K.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                     2001        2000        1999       1998       1997
                                                   --------    --------    --------    -------    -------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STATEMENT OF OPERATIONS DATA
(Prior year amounts restated)
Revenue
  Licenses.....................................    $  5,912    $ 11,168    $  3,420    $ 2,749    $ 2,362
  Services.....................................       6,021       5,968       3,363      1,640        111
                                                   --------    --------    --------    -------    -------
  Total revenues...............................      11,933      17,136       6,783      4,389      2,473
Cost of revenues
  Cost of licenses.............................       2,685       1,415         457        160         21
  Cost of services.............................       8,253       8,163       2,839      1,005        210
                                                   --------    --------    --------    -------    -------
         Total cost of revenues................      10,938       9,578       3,296      1,165        231
                                                   --------    --------    --------    -------    -------
Gross margin...................................         995       7,558       3,487      3,224      2,242
Operating expenses
  Sales and marketing..........................      13,579      16,596       9,501      5,748      1,517
  Research and development.....................       6,345       4,404       2,560      1,485        809
  General and administrative...................       3,631       3,456       2,334      2,703      1,881
  Intangible assets amortization...............       4,828       5,059       2,204         --         --
  Restructuring and other non-recurring
    charges....................................       4,547         426          84         98         --
                                                   --------    --------    --------    -------    -------
         Total operating expenses..............      32,930      29,941      16,683     10,034      4,207
                                                   --------    --------    --------    -------    -------
Loss from operations...........................     (31,935)    (22,383)    (13,196)    (6,810)    (1,965)
Other income (expense), net....................         449         602        (173)       (13)        40
                                                   --------    --------    --------    -------    -------
Net loss from continuing operations............    $(31,486)   $(21,781)   $(13,369)   $(6,823)   $(1,925)
Net income from discontinued operations........       1,240       2,005       3,307      3,007        416
Net gain from disposal of a business segment...         532          --          --         --         --
                                                   --------    --------    --------    -------    -------
Net loss.......................................    $(29,714)   $(19,776)   $(10,062)   $(3,816)   $(1,509)
  Less preferred dividend amounts..............          --          --         (95)      (124)       (59)
                                                   --------    --------    --------    -------    -------
  Net loss applicable to common stockholders...    $(29,714)   $(19,776)   $(10,157)   $(3,940)   $(1,568)
                                                   ========    ========    ========    =======    =======
  Net loss per common share, basic and diluted
    Continuing operations......................    $  (1.30)   $  (1.65)   $  (2.49)   $ (1.50)   $ (0.43)
    Discontinued operations....................        0.07        0.15        0.61       0.65       0.09
                                                   --------    --------    --------    -------    -------
    Net loss per share.........................    $  (1.23)   $  (1.50)   $  (1.88)   $ (0.85)   $ (0.34)
                                                   ========    ========    ========    =======    =======
  Shares used in computing per share amounts...      24,220      13,179       5,402      4,622      4,609
                                                   ========    ========    ========    =======    =======

                                                                     AS OF DECEMBER 31,
                                                   ------------------------------------------------------
                                                     2001        2000        1999       1998       1997
                                                   --------    --------    --------    -------    -------
                                                                       (IN THOUSANDS)

BALANCE SHEET DATA:
Cash & cash equivalents and investments........    $  4,790    $ 25,764    $  6,623    $   891    $ 1,955
Working capital................................         636      21,837      (2,695)    (3,687)       386
Total assets...................................      13,886      47,072      26,187      5,576      5,287
Outstanding debt including capital leases......         451         596       4,402      1,968        416
Stockholders' equity (capital deficiency)......       6,310      34,569      10,661     (2,301)     1,498

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     During 2001, we took several steps to try to improve our financial results. In February 2001, we announced a strategic corporate restructuring program pursuant to which we would reduce costs and focus our business exclusively on revenue growth opportunities in our Software business. Another restructuring plan was implemented in July 2001. As part of the restructuring plans, 55 employees were laid off on February 28, 2001, and an additional 75 employees were laid off on July 10, 2001. On October 22, 2001, we announced that in order to address the challenges of the on-going economic downturn, we had taken aggressive steps to further reduce our cost structure, including a company wide workforce reduction of approximately 50 people. The costs recognized for these plans totaled $2.6 million.

     In July 2001, we announced that our Content business segment was sold to RightAnswers in accordance with the terms of a Purchase and Sale Agreement dated July 20, 2001. RightAnswers is a limited liability company that was formed to acquire our Content business. The Chief Executive Officer of RightAnswers, Mark Finkel, was our Chief Financial Officer from January 2000 to July 2001. In addition, Mr. Finkel owns an equity interest in RightAnswers. The consideration we received for the sale consisted of an assumption of approximately $0.5 million of net liabilities associated with the business.

     In September 2001, we announced that Kent Heyman was appointed CEO and President by our Board of Directors. Prior to joining ServiceWare, Mr. Heyman was one of three founding employees and a senior vice president at Mpower Communications.

     In October 2001, we announced a strategic relationship with EPAm Systems, a provider of outsourced application development services. EPAm is knowledgeable about our products because of its past involvement in our product development. In the near term, our relationship with EPAm will enable us to deliver customer focused product enhancements and improved product functionality. Under the agreement, we will be a strategic reseller of EPAm's development services within the United States. This contract expired in January 2002, but we are continuing to operate under this agreement while we are negotiating an extension.

     Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing the number of our customers and selling them additional services without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

     As of December 31, 2001, we had $4.8 million in cash and short-term investments. Based upon internal projections as well as the additional $1.5 million of capital (described in footnote 18 of the financial statements), we expect that this amount will allow us to remain funded for the next 12 months. We also expect to pursue additional funding to finance our operations and the development of our business. We have several one-time obligations to be paid generally through 2002 including items such as severances, but have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. These steps included layoffs in July, August and October 2001 of approximately 50, 75 and 50 employees, respectively. We sold our Content business segment in July 2001. As a result, all financial data for the Content business has been presented separately as discontinued operations. Financial information for prior periods has been restated accordingly. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to control expenses and to manage the restructuring of operations.

     We market and sell our products in North America through our direct sales force. Internationally, we market products primarily through value-added resellers, software vendors and system integrators. International revenues were 8% of total revenues in 2001, but historically have not been a significant percentage of total revenues. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. Licenses revenues include fees for perpetual and annual licenses. Services revenues contain variable fees for installation, training and consulting, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis, and customer support and maintenance contracts are recognized over the life of the contract.

     Cost of license revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs, amortization of purchased technology, salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment. Cost of services revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, fees for sub-contractors and the costs associated with maintaining our customer support site.

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

     Our contractual obligations as of December 31, 2001 consist of the following:

                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                             -------------------------------------------------
                                             TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS
                                             ------   ----------------   ---------   ---------
Long term debt.............................  $  258         $172          $   86        $--
Capital lease obligations..................     226           58             113         55
Operating leases...........................   1,045          677             366          2
                                             ------         ----          ------        ---
Total contractual obligations..............  $1,529         $907          $  565        $57
                                             ======         ====          ======        ===

     During 2001, the Company entered into a sublease for part of its office space in Oakmont, Pennsylvania. The monthly lease payment is $5,927. The term of the sublease is concurrent with the Company's lease which is through March 31, 2006, however, the sublease may be terminated by either party with 90 days written notice at any time after January 31, 2002. In 2001, $25,811 was received in rental payments for this sublease.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                     2001         2000         1999
                                                    ------    ------------    ------
Revenues
  Licenses........................................    49.5%        65.2%        50.4%
  Services........................................    50.5         34.8         49.6
                                                    ------       ------       ------
          Total Revenues..........................   100.0        100.0        100.0
Cost of revenues
  Cost of licenses................................    22.5          8.3          6.7
  Cost of services................................    69.2         47.6         41.9
                                                    ------       ------       ------
          Total cost of revenues..................    91.7         55.9         48.6
                                                    ------       ------       ------
Gross Margin......................................     8.3         44.1         51.4
Operating expenses:
  Sales and marketing.............................   113.8         96.8        140.1
  Research and development........................    53.2         25.7         37.7
  General and administrative......................    30.4         20.2         34.4
  Intangible assets amortization..................    40.5         29.5         32.5
  Restructuring and other non-recurring charges...    38.1          2.5          1.2
                                                    ------       ------       ------
          Total operating expenses................   276.0        174.7        245.9
                                                    ------       ------       ------
Loss from operations..............................  (267.6)      (130.6)      (194.5)
Other income (expense) net........................     3.8          3.5         (2.6)
                                                    ------       ------       ------
Loss from continuing operations...................  (263.9)      (127.1)      (197.1)
Net income from discontinued operations...........    10.4         11.7         48.8
Net gain from disposal of a business segment......     4.5          0.0          0.0
                                                    ------       ------       ------
Net loss..........................................  (249.0)%     (115.4)%     (148.3)%
Less preferred dividend amounts...................    (0.0)        (0.0)        (1.4)
                                                    ------       ------       ------
Net loss applicable to common stock...............  (249.0)%     (115.4)%     (149.7)%
                                                    ======       ======       ======

YEARS ENDED DECEMBER 31, 2001 AND 2000

  REVENUES

     Total revenues decreased 30.4% to $11.9 million in 2001 from $17.1 million in 2000 caused by a variety of factors including a general weakness in the technology sector. License revenues decreased 47.1% to $5.9 million in 2001 from $11.2 million in 2000. The decrease in license revenues was primarily attributable to a decreased number of contracts with new customers. In 2001, we recognized revenue for 13 contracts versus 71 contracts in 2000. Service revenues remained steady with $6.0 million reported in both periods. An increase in the amount of software maintenance revenue was offset by a decrease in the amount of professional service revenues.

  COST OF REVENUES

     Cost of revenues increased to $10.9 million in 2001 from $9.6 million in 2000. Cost of revenues as a percentage of revenues increased to 91.7% from 55.9%. Cost of license revenues increased to $2.7 million in 2001 from $1.4 million in 2000. As a percentage of revenues, it increased to 22.5% from 8.3%. The increase in the cost of license revenues was primarily attributable to an increase in product royalties paid to third parties as a result of new agreements entered into late in 2000.

     Cost of service revenues increased slightly to $8.3 million in 2001 from $8.2 million in 2000. As a percentage of revenues, it increased to 69.2% from 47.6%. The increase in the cost of service revenues was primarily attributable to higher personnel costs in 2001 offset by a decrease in the use of third parties to perform services.

  OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses decreased to $13.6 million, or 113.8% of revenues, in 2001 from $16.6 million, or 96.8% of revenues, in 2000. The decrease in sales and marketing expenses is primarily the result of significant decreases in sales personnel costs including salaries, bonus, commission and recruiting fees. The number of sales employees decreased throughout the year to 17 at December 31, 2001 from 76 at December 31, 2000, an overall decrease of 78%. Additionally, a decrease in marketing spending for tradeshows and advertising as well as amounts spent in 2000 that were not spent in 2001 to change our name and update our corporate image and to hold a user group conference contributed to the decrease in sales and marketing expenses. The increase as a percentage of revenues was attributable to the decrease in revenues exceeding the decrease in sales and marketing expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.3 million, or 53.2% of revenues, in 2001 from $4.4 million, or 25.7% of revenues, in 2000. The increase is a result of no allocation of software development costs to discontinued operations in 2001 as opposed to 2000 where a portion of software development costs were allocated to discontinued operations and greater use of third party contractors to perform research and development work in 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly to $3.6 million, or 30.4% of revenues in 2001 from $3.5 million, or 20.2% of revenues in 2000. The increase in general and administrative expenses was primarily the result of increased legal, accounting, investor relations and other expenses related to being a public company for the full year 2001 versus 4 months in 2000.

     INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization decreased to $4.8 million, or 40.5% of revenues in 2001 from $5.1 million, or 29.5% of revenues in 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

     RESTRUCTURING AND OTHER NON-RECURRING CHARGES. Restructuring and other non-recurring charges increased to $4.5 million, or 38.1% of revenues, in 2001 from $0.4 million, or 2.5% of revenues, in 2000. In 2001, restructuring charges totaling $2.6 million primarily represent excess facilities costs and severance benefits resulting from reductions in force of 55 employees in February 2001, 75 employees in July 2001 and approximately 50 employees in October 2001.

     Other non-recurring charges in 2001 consist of $1.1 million in costs recognized in conjunction with forgiveness of stockholder loans to certain executives in connection with their severance agreements and the related taxes as well as severance costs for senior executives of $0.6 million and a reserve for stockholder loans of

$0.3 million. Other non-recurring charges in 2000 consist of severance charges for senior executives of $0.3 million and forgiveness of stockholder loans of $0.1 million.

  OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from short-term investments, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net decreased to $449,000 or 3.8% of revenues in 2001 from $602,000 or 3.5% of revenues in 2000. The decrease was primarily the result of a decrease in interest earned on investments offset by a decrease in interest paid on outstanding debt.

YEARS ENDED DECEMBER 31, 2000 AND 1999

  REVENUES

     Revenues increased 152.7% to $17.1 million in 2000 from $6.8 million in 1999. Licenses revenues increased 226.6% to $11.2 million in 2000 from $3.4 million in 1999. Services revenues increased 77.5% to $6.0 million in 2000 from $3.4 million in 1999. The increases were primarily attributable to an increased number of new customers and a significant increase in the size of contracts. In 2000, we added 41 new software customers. The average sales price of a new software deal increased 26.4% to $275,000 in 2000 from $217,000 in 1999.

  COST OF REVENUES

     Cost of revenues increased to $9.6 million in 2000 from $3.3 million in 1999. Cost of revenues as a percentage of revenues increased to 55.9% from 48.6%. Cost of licenses revenues increased to $1.4 million in 2000 from $0.5 million in 1999. Cost of licenses revenues as a percentage of revenues increased to 8.3% from 6.8%. The increase in the cost of licenses revenues was primarily attributable to the overall growth in the number of customers. In 2000, we added 41 new software customers. The increase in the cost of licenses revenues as a percentage of revenues was principally due to the increase in product royalties.

     Cost of service revenues increased to $8.2 million in 2000 from $2.8 million in 1999. Cost of services revenues as a percentage of revenues increased to 47.6% from 41.9%. The increase in the cost of services revenues was primarily attributable to an increase in the size of the services staff. Services staff increased 70.0% to 51 in 2000 from 30 in 1999. The increase in cost of services revenues as a percentage of revenues was primarily the result of the increased use of third parties to perform services.

  OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing increased to $16.6 million in 2000 from $9.5 million in 1999. Sales and marketing expenses as a percentage of revenues decreased to 96.8% from 140.1%. The increase in sales and marketing expenses in absolute dollars was primarily attributable to additional staffing and investments in sales and marketing activities. Sales and marketing staff increased 74.5% to 82 in 2000 from 47 in 1999. The decrease in sales and marketing expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in sales and marketing expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $4.4 million, or 25.7% of revenues, in 2000, from $2.6 million, or 37.7% of revenues, in 1999. The increase in research and development expenses was primarily attributable to the increase in the number of software developers hired. Software development staff increased 22.5% to an average of 49 in 2000 from an average of 40 in 1999. The decrease in research and development expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in research and development expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.5 million, or 20.2% of revenues in 2000, from $2.3 million, or 34.4% of revenues in 1999. The increase resulted primarily from the addition of finance, human resources, executive and administrative personnel and the recognition of stock based compensation expense. Stock based compensation relates to the issuance of stock options with exercise or purchase prices below the deemed fair market value of the common stock for financial reporting purposes on the date of the grant and related to modifications of certain stock options. We incurred stock compensation charges of $0.9 million in 2000 which was 5.0% of revenues and nothing in 1999. The decrease in general and administrative expenses as a percentage of revenues was primarily attributable to the pace of revenue growth exceeding the rate of growth in general and administrative expenses.

     INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization increased, to $5.1 million, or 29.5% of revenues in 2000, from $2.2 million, or 32.5% of revenues in 1999. Intangible assets amortization consists of the amortization expense in 2000 and the second half of 1999 in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999.

     RESTRUCTURING AND OTHER NON-RECURRING CHARGES. Restructuring and other non-recurring charges increased to $0.4 million, or 2.5% of revenues, in 2000 from $0.1 million, or 1.2% of revenues, in 1999. Restructuring and other non-recurring charges consist of severance charges for senior executives.

  OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from the investment of proceeds from our financing activities, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net increased to approximately $602,000 in 2000 from $(173,000) in 1999. The increase was a result of interest earned primarily on the proceeds from the initial public offering exceeding interest paid on outstanding loans.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock and our initial public offering.

     We have incurred a net loss of $29.7 million for 2001. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2002, however we may continue to incur net losses for the foreseeable future.

     We continue to use cash for operating activities as a result of our net losses. We expect the levels of cash used by current operations to be substantially lower next year due to lower personnel and office costs as a result of our restructuring activities.

     The significant decreases in accounts receivable and deferred revenue in 2001 compared to 2000 are the result of a decrease in customer orders. Customer orders decreased 42.6% in 2001 compared to 2000. The significant decrease in other assets resulted from the prepayment of royalties in late 2000 and the subsequent recognition of the related expense in 2001. The significant decrease in accounts payable is due to lower operating costs as a result of our restructuring activities.

     Net cash provided by investing activities was primarily attributable to sales of short-term investments. Consistent with the decline in revenues and overall cost cutting, our need for capital spending for new equipment also declined.

     Net cash provided by financing activities resulted primarily from proceeds borrowed under the revolving line of credit. The revolving line of credit was repaid in full in November 2001.

     As of December 31, 2001, we had $4.8 million in cash and cash equivalents. We believe that our existing cash balances should be sufficient to meet anticipated cash requirements for the next 12 months. We have several one-time obligations to be paid, including items such as severance benefits, but have taken steps to reduce our recurring costs to approximate our anticipated levels of revenue. These steps included lay offs in February, July and October 2001 of approximately 55,75, and 50 employees, respectively.

     On April 1, 2002, the Company signed a binding commitment letter to sell $1,500,000 of Convertible Notes to a current investor. The funds, net of all transaction costs of approximately $150,000, are to be received by April 20, 2002. The notes mature 18 months from the closing date, bear interest at 10% per annum, and are convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share. Interest can be paid in cash or additional notes, at the option of the Company. The Notes will be senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. The Company may borrow an additional $1,500,000 under the arrangement, which is contingent on shareholder approval. We will continue to pursue additional funding if necessary.

     On February 14, 2002, we received a compliance notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock had failed to maintain a minimum bid price per share of $1.00 over the last 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5).

     In accordance with Marketplace Rule 4450(e)(2), we will have until May 15, 2002, or 90 calendar days from such notification, to regain compliance with Nasdaq's continued listing requirements. If at any time before May 15, 2002 the minimum bid price per share is $1.00 for a minimum of ten consecutive trading days, Nasdaq will determine if we then comply with Nasdaq's continued listing requirements. If we are unable to demonstrate compliance with the continued listing requirements on or before May 15, 2002, Nasdaq staff will provide us with written notification that its securities will be removed from the Nasdaq National Market.

     In response to the letter from Nasdaq, we submitted an application to transfer the listing of its common stock to The Nasdaq SmallCap Market. If the application is approved, we will be afforded an additional 180-day grace period which will extend the delisting determination until August 13, 2002. We may also be eligible for an additional 180-day grace period provided that it meets the initial listing criteria for the SmallCap Market under Market Place Rule 4310(c)(2)(A). There can be no assurance that Nasdaq will approve our application to transfer to the SmallCap Market or that if approved we will remain compliant with the applicable continued listing requirements.

     If our common stock is permitted to move to the SmallCap Market and is unable to meet the minimum maintenance requirements during the extended grace period, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and it would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel.

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

     Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

     We have a secured credit facility with PNC Bank consisting of a term loan. No additional borrowings can be made under this facility. The term loan of approximately $258,000 is payable in equal monthly principal installments and matures on June 1, 2003. This facility bears interest at the Base Rate plus 0.75%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $2.3 million. During 2002, we will perform the new required impairment tests of goodwill and indefinite lived intangible assets. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes Statement 121 and provides a single accounting model for long lived assets to be disposed of. The new rules significantly change what would have to be met to classify an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company will be required to apply Statement 144 as of January 1, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and might establish other foreign subsidiaries. Revenues from international clients were 8% in 2001, but historically have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 are included herein:

                                                               PAGE NUMBER
                                                               -----------
Report of Independent Auditors..............................       30
Consolidated Balance Sheets.................................       31
Consolidated Statements of Operations.......................       32
Consolidated Statement of Stockholders' Equity (Capital
  Deficiency)...............................................       33
Consolidated Statements of Cash Flows.......................       37
Notes to Consolidated Financial Statements..................       38

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of ServiceWare Technologies, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ServiceWare Technologies, Inc., at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 25, 2002, except for Note 18
as to which date is April 1, 2002

                         SERVICEWARE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------

ASSETS
Current assets
  Cash and cash equivalents.................................  $  4,789,920    $ 12,048,366
  Short term investments....................................            --      13,715,236
  Accounts receivable, less allowance for doubtful accounts
    of $376,142 in 2001 and $459,706 in 2000................     1,981,352       4,437,811
  Other current assets......................................       997,741       2,660,388
                                                              ------------    ------------
         Total current assets...............................     7,769,013      32,861,801
Non current assets
  Purchased technology, net of amortization of $1,448,103 in
    2001 and $853,651 in 2000...............................       333,264         927,716
  Property and equipment
    Office furniture, equipment, and leasehold
       improvements.........................................     2,189,163       1,938,337
    Computer equipment......................................     6,532,576       6,131,764
                                                              ------------    ------------
         Total property and equipment.......................     8,721,739       8,070,101
    Less accumulated depreciation...........................    (5,804,854)     (3,795,043)
                                                              ------------    ------------
  Property and equipment, net...............................     2,916,885       4,275,058
  Intangible assets, net of accumulated amortization of
    $12,090,693 in 2001 and $7,262,698 in 2000..............     2,816,975       7,644,970
  Non current receivables...................................            --       1,100,000
  Other non current assets..................................        50,000         262,350
                                                              ------------    ------------
         Total long term assets.............................     6,117,124      14,210,094
                                                              ------------    ------------
         Total assets.......................................  $ 13,886,137    $ 47,071,895
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    627,752    $  2,229,556
  Accrued compensation and benefits.........................       800,774       1,028,586
  Deferred revenue -- licenses..............................       940,378       1,090,082
  Deferred revenue -- services..............................     2,783,899       3,505,150
  Restructuring reserve.....................................     1,051,921              --
  Other current liabilities.................................       928,685       1,364,068
  Net liabilities of discontinued operations................            --       1,807,325
                                                              ------------    ------------
         Total current liabilities..........................     7,133,409      11,024,767
Non current debt............................................            --         258,197
Non current deferred revenue -- licenses....................            --         785,000
Non current deferred revenue -- services....................       292,814         315,000
Other non current liabilities...............................       150,196         119,858
                                                              ------------    ------------
         Total liabilities..................................     7,576,419      12,502,822
Stockholders' equity
  Common stock, $0.01 par; 100,000,000 shares authorized,
    24,654,917 and 24,366,359 shares issued and 23,828,167
    and 24,346,134 shares outstanding in 2001 and 2000,
    respectively............................................       246,549         243,664
  Additional paid in capital................................    71,774,297      74,208,279
  Treasury stock, 826,750 and 20,225 shares in 2001 and
    2000, respectively......................................      (307,160)       (146,153)
  Deferred compensation and other...........................      (113,896)     (1,801,047)
  Warrants..................................................     1,414,564       1,379,425
  Notes receivable from stockholders........................            --      (2,350,211)
  Accumulated other comprehensive loss:
    Currency translation account............................       (24,263)        (18,298)
    Unrealized gain on short term investments...............            --          19,337
  Retained deficit..........................................   (66,680,373)    (36,965,923)
                                                              ------------    ------------
         Total stockholders' equity.........................     6,309,718      34,569,073
                                                              ------------    ------------
         Total liabilities and stockholders' equity.........  $ 13,886,137    $ 47,071,895
                                                              ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    ------------    ------------
REVENUES
  Licenses.......................................  $  5,912,104    $ 11,168,119    $  3,419,832
  Services.......................................     6,020,529       5,968,017       3,362,698
                                                   ------------    ------------    ------------
Total revenues...................................    11,932,633      17,136,136       6,782,530
COST OF REVENUES
  Cost of licenses...............................     2,684,633       1,414,840         456,593
  Cost of services...............................     8,253,451       8,163,198       2,839,139
                                                   ------------    ------------    ------------
Total cost of revenues...........................    10,938,084       9,578,038       3,295,732
                                                   ------------    ------------    ------------
GROSS MARGIN.....................................       994,549       7,558,098       3,486,798
OPERATING EXPENSES
  Sales and marketing............................    13,578,860      16,595,942       9,501,288
  Research and development.......................     6,345,462       4,404,389       2,559,414
  General and administrative.....................     3,631,108       3,456,323       2,334,405
  Intangible assets amortization.................     4,827,995       5,059,117       2,203,580
  Restructuring and other non-recurring
     charges.....................................     4,546,535         425,830          83,887
                                                   ------------    ------------    ------------
Total operating expenses.........................    32,929,960      29,941,601      16,682,574
                                                   ------------    ------------    ------------
LOSS FROM OPERATIONS.............................   (31,935,411)    (22,383,503)    (13,195,776)
OTHER INCOME (EXPENSE)
  Interest expense...............................      (176,409)       (383,823)       (221,771)
  Other (net)....................................       624,916         986,220          48,558
                                                   ------------    ------------    ------------
Other income (expense), net......................       448,507         602,397        (173,213)
                                                   ------------    ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS..............   (31,486,904)    (21,781,106)    (13,368,989)
Net income from discontinued operations..........     1,240,424       2,005,113       3,306,642
Net gain from disposal of a business segment.....       532,030                              --
                                                   ------------    ------------    ------------
NET LOSS.........................................   (29,714,450)    (19,775,993)    (10,062,347)
Less preferred dividend amounts..................            --              --         (94,586)
                                                   ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.......  $(29,714,450)   $(19,775,993)   $(10,156,933)
                                                   ============    ============    ============
NET (LOSS) INCOME PER COMMON SHARE, BASIC AND
  DILUTED:
  Continuing operations..........................  $      (1.30)   $      (1.65)   $      (2.49)
  Discontinued operations........................          0.07            0.15            0.61
                                                   ------------    ------------    ------------
NET LOSS PER SHARE...............................  $      (1.23)   $      (1.50)   $      (1.88)
                                                   ============    ============    ============
SHARES USED IN COMPUTING PER SHARE AMOUNTS.......    24,220,388      13,178,565       5,401,652
                                                   ============    ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                               CONVERTIBLE PREFERRED STOCK
                                        --------------------------------------------------------------------------
                                              SERIES A                 SERIES B                   SERIES C
                                        --------------------   ------------------------   ------------------------
                                         SHARES     AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                        --------   ---------   ----------   -----------   ----------   -----------
Balance at January 1, 1999............   243,723   $ 501,316    1,058,574   $ 1,918,666    1,111,111   $ 1,720,779
  Issuance of Series D convertible
    preferred stock and warrants, net
    of $271,251 issuance costs........        --          --           --            --           --            --
  Issuance of Series E convertible
    preferred stock, common stock,
    warrants and options to acquire
    The Molloy Group..................        --          --           --            --           --            --
  Reversal of Series A redemption
    premium...........................        --    (187,832)          --            --           --            --
  Exercise of stock options...........        --          --           --            --           --            --
  Dividends on preferred stock........        --      34,777           --        59,809           --            --
  Issuance of warrant -- credit
    facility..........................        --          --           --            --           --            --
  Net loss............................        --          --           --            --           --            --
                                        --------   ---------   ----------   -----------   ----------   -----------
Balance at December 31, 1999..........   243,723     348,261    1,058,574     1,978,475    1,111,111     1,720,779
  Issuance of Series F convertible
    preferred stock and warrants, net
    of $32,504 issuance costs.........        --          --           --            --           --            --
  Issuance of stock for Initial Public
    Offering..........................        --          --           --            --           --            --
  Dividends on preferred stock........        --     (98,261)          --      (478,476)          --            --
  Reclassify par value of common stock
    from no par to $0.01..............        --          --           --            --           --            --
  Conversion of preferred stock.......  (243,723)   (250,000)  (1,058,574)   (1,499,999)  (1,111,111)   (1,720,779)
  Exercise of stock options...........        --          --           --            --           --            --
  Stock based compensation............        --          --           --            --           --            --
  Amortization of stock based
    compensation and warrants.........        --          --           --            --           --            --
  Issuance of warrants................        --          --           --            --           --            --
  Repurchase of common stock..........        --          --           --            --           --            --
  Issuance of stock for Employee Stock
    Purchase Plan.....................        --          --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment.....        --          --           --            --           --            --
  Unrealized gain on short term
    investments.......................        --          --           --            --           --            --
  Net loss............................        --          --           --            --           --            --
  Total other comprehensive loss......        --          --           --            --           --            --
                                        --------   ---------   ----------   -----------   ----------   -----------
Balance at December 31, 2000..........        --          --           --            --           --            --
  Exercise of stock options...........        --          --           --            --           --            --
  Reversal of stock based
    compensation......................        --          --           --            --           --            --
  Amortization of stock based
    compensation and warrants.........        --          --           --            --           --            --
  Issuance of warrants................        --          --           --            --           --            --
  Repurchase of common stock..........        --          --           --            --           --            --
  Reserve for stockholder loans.......        --          --           --            --           --            --
  Issuance of stock for Employee Stock
    Purchase Plan.....................        --          --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment.....        --          --           --            --           --            --
  Realized gain on short term
    investments.......................        --          --           --            --           --            --
  Net loss............................        --          --           --            --           --            --
  Total other comprehensive loss......        --          --           --            --           --            --
                                        --------   ---------   ----------   -----------   ----------   -----------
Balance at December 31, 2001..........        --   $      --           --   $        --           --   $        --
                                        ========   =========   ==========   ===========   ==========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                             CONVERTIBLE PREFERRED STOCK
                                   --------------------------------------------------------------------------------
                                           SERIES D                   SERIES E                    SERIES F
                                   ------------------------   -------------------------   -------------------------
                                     SHARES       AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                   ----------   -----------   ----------   ------------   ----------   ------------
Balance at January 1, 1999.......          --   $        --           --   $         --           --   $         --
  Issuance of Series D
    convertible preferred stock
    and warrants, net of $271,251
    issuance costs...............   2,400,000     7,952,907           --             --           --             --
  Issuance of Series E
    convertible preferred stock,
    common stock, warrants and
    options to acquire The Molloy
    Group........................          --            --    2,647,984      9,929,944           --             --
  Reversal of Series A redemption
    premium......................          --            --           --             --           --             --
  Exercise of stock options......          --            --           --             --           --             --
  Dividends on preferred stock...          --            --           --             --           --             --
  Issuance of warrant -- credit
    facility.....................          --            --           --             --           --             --
  Net loss.......................          --            --           --             --           --             --
                                   ----------   -----------   ----------   ------------   ----------   ------------
Balance at December 31, 1999.....   2,400,000     7,952,907    2,647,984      9,929,944           --             --
  Issuance of Series F
    convertible preferred stock
    and warrants, net of $32,504
    issuance costs...............          --            --           --             --    1,325,000     10,556,827
  Issuance of stock for Initial
    Public Offering..............          --            --           --             --           --             --
  Dividends on preferred stock...          --            --           --             --           --             --
  Reclassify par value of common
    stock from no par to $0.01...          --            --           --             --           --             --
  Conversion of preferred
    stock........................  (2,400,000)   (7,952,907)  (2,647,984)    (9,929,944)  (1,325,000)   (10,556,827)
  Exercise of stock options......          --            --           --             --           --             --
  Stock based compensation.......          --            --           --             --           --             --
  Amortization of stock based
    compensation and warrants....          --            --           --             --           --             --
  Issuance of warrants...........          --            --           --             --           --             --
  Repurchase of common stock.....          --            --           --             --           --             --
  Issuance of stock for Employee
    Stock Purchase Plan..........          --            --           --             --           --             --
  Other comprehensive income
    (loss):
  Currency translation
    adjustment...................          --            --           --             --           --             --
  Unrealized gain on short term
    investments..................          --            --           --             --           --             --
  Net loss.......................          --            --           --             --           --             --
  Total other comprehensive
    loss.........................          --            --           --             --           --             --
                                   ----------   -----------   ----------   ------------   ----------   ------------
Balance at December 31, 2000.....          --            --           --             --           --             --
  Exercise of stock options......          --            --           --             --           --             --
  Reversal of stock based
    compensation.................          --            --           --             --           --             --
  Amortization of stock based
    compensation and warrants....          --            --           --             --           --             --
  Issuance of warrants...........          --            --           --             --           --             --
  Repurchase of common stock.....          --            --           --             --           --             --
  Reserve for stockholder
    loans........................          --            --           --             --           --             --
  Issuance of stock for Employee
    Stock Purchase Plan..........          --            --           --             --           --             --
  Other comprehensive income
    (loss):
  Currency translation
    adjustment...................          --            --           --             --           --             --
  Realized gain on short term
    investments..................          --            --           --             --           --             --
  Net loss.......................          --            --           --             --           --             --
  Total other comprehensive
    loss.........................          --            --           --             --           --             --
                                   ----------   -----------   ----------   ------------   ----------   ------------
Balance at December 31, 2001.....          --   $        --           --   $         --           --   $         --
                                   ==========   ===========   ==========   ============   ==========   ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                            COMMON STOCK        ADDITIONAL      TREASURY STOCK        DEFERRED
                                        ---------------------     PAID IN     -------------------   COMPENSATION
                                          SHARES      AMOUNT      CAPITAL     SHARES     AMOUNT      AND OTHER
                                        ----------   --------   -----------   -------   ---------   ------------
Balance at January 1, 1999............   4,629,125   $     --   $   779,460        --   $      --   $        --
  Issuance of Series D convertible
    preferred stock and warrants, net
    of $271,251 issuance costs........          --         --            --        --          --            --
  Issuance of Series E convertible
    preferred stock, common stock,
    warrants and options to acquire
    The Molloy Group..................   1,512,307         --     4,209,882        --          --            --
  Reversal of Series A redemption
    premium...........................          --         --            --        --          --            --
  Exercise of stock options...........     247,281         --       274,401        --          --            --
  Dividends on preferred stock........          --         --            --        --          --            --
  Issuance of warrant -- credit
    facility..........................          --         --            --        --          --            --
  Net loss............................          --         --            --        --          --            --
                                        ----------   --------   -----------   -------   ---------   -----------
Balance at December 31, 1999..........   6,388,713         --     5,263,743        --          --            --
  Issuance of Series F convertible
    preferred stock and warrants, net
    of $32,504 issuance costs.........          --         --            --        --          --            --
  Issuance of stock for Initial Public
    Offering..........................   5,175,000         --    31,634,906        --          --            --
  Dividends on preferred stock........     670,138      6,701       412,111        --          --            --
  Reclassify par value of common stock
    from no par to $0.01..............          --    229,216      (229,216)       --          --            --
  Conversion of preferred stock.......  10,822,023         --    31,910,456        --          --            --
  Exercise of stock options...........   1,250,530      6,982     2,590,724   (16,505)     51,146            --
  Stock based compensation............          --         --     2,386,665        --          --    (2,386,665)
  Amortization of stock based
    compensation and warrants.........          --         --            --        --          --     1,108,309
  Issuance of warrants................          --         --            --        --          --      (522,691)
  Repurchase of common stock..........     (36,730)        --            --    36,730    (197,299)           --
  Issuance of stock for Employee Stock
    Purchase Plan.....................      76,460        765       238,890        --          --            --
  Other comprehensive income (loss):
  Currency translation adjustment.....          --         --            --        --          --            --
  Unrealized gain on short term
    investments.......................          --         --            --        --          --            --
  Net loss............................          --         --            --        --          --            --
  Total other comprehensive loss......          --         --            --        --          --            --
                                        ----------   --------   -----------   -------   ---------   -----------
Balance at December 31, 2000..........  24,346,134    243,664    74,208,279    20,225    (146,153)   (1,801,047)
  Exercise of stock options...........      68,445        482      (114,043)  (20,225)    146,153            --
  Reversal of stock based
    compensation......................          --         --      (350,350)       --          --       350,350
  Amortization of stock based
    compensation and warrants.........          --         --            --        --          --       246,746
  Issuance of warrants................          --         --            --        --          --       (35,139)
  Repurchase of common stock..........    (826,750)        --    (2,123,607)  826,750    (307,160)    1,125,194
  Reserve for stockholder loans.......          --         --            --        --          --            --
  Issuance of stock for Employee Stock
    Purchase Plan.....................     240,338      2,403       154,018        --          --            --
  Other comprehensive income (loss):
  Currency translation adjustment.....          --         --            --        --          --            --
  Realized gain on short term
    investments.......................          --         --            --        --          --            --
  Net loss............................          --         --            --        --          --            --
  Total other comprehensive loss......          --         --            --        --          --            --
                                        ----------   --------   -----------   -------   ---------   -----------
Balance at December 31, 2001..........  23,828,167   $246,549   $71,774,297   826,750   $(307,160)  $  (113,896)
                                        ==========   ========   ===========   =======   =========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                            NOTE        ACCUMULATED                        TOTAL
                                                         RECEIVABLE        OTHER                       STOCKHOLDERS'
                                                            FROM       COMPREHENSIVE                      EQUITY
                                                           COMMON         INCOME                         (CAPITAL
                                             WARRANTS    SHAREHOLDER      (LOSS)         DEFICIT        DEFICIENCY)
                                            ----------   -----------   -------------   ------------   ---------------
Balance at January 1, 1999................  $       --   $       --      $     --      $ (7,220,829)   $ (2,300,608)
  Issuance of Series D convertible
    preferred stock and warrants, net of
    $271,251 issuance costs...............     775,842           --            --                --       8,728,749
  Issuance of Series E convertible
    preferred stock, common stock,
    warrants and options to acquire The
    Molloy Group..........................      34,492           --            --                --      14,174,318
  Reversal of Series A redemption
    premium...............................          --           --            --           187,832              --
  Exercise of stock options...............          --     (199,999)           --                --          74,402
  Dividends on preferred stock............          --           --            --           (94,586)             --
  Issuance of warrant -- credit
    facility..............................      46,400           --            --                --          46,400
  Net loss................................          --           --            --       (10,062,347)    (10,062,347)
                                            ----------   -----------     --------      ------------    ------------
Balance at December 31, 1999..............     856,734     (199,999)           --       (17,189,930)     10,660,914
  Issuance of Series F convertible
    preferred stock and warrants, net of
    $32,504 issuance costs................          --           --            --                --      10,556,827
  Issuance of stock for Initial Public
    Offering..............................          --           --            --                --      31,634,906
  Dividends on preferred stock............          --           --            --                --        (157,925)
  Reclassify par value of common stock
    from no par to $0.01..................          --           --            --                --              --
  Conversion of preferred stock...........          --           --            --                --              --
  Exercise of stock options...............          --   (2,347,511)           --                --         301,341
  Stock based compensation................          --           --            --                --              --
  Amortization of stock based compensation
    and warrants..........................          --           --            --                --       1,108,309
  Issuance of warrants....................     522,691           --            --                --              --
  Repurchase of common stock..............          --      197,299            --                --              --
  Issuance of stock for Employee Stock
    Purchase Plan.........................          --           --            --                --         239,655
  Other comprehensive income (loss):
  Currency translation adjustment.........          --           --       (18,298)               --         (18,298)
  Unrealized gain on short term
    investments...........................          --           --        19,337                --          19,337
  Net loss................................          --           --            --       (19,775,993)    (19,775,993)
                                            ----------   -----------     --------      ------------    ------------
  Total other comprehensive loss..........          --           --         1,039       (19,775,993)    (19,774,954)
                                            ----------   -----------     --------      ------------    ------------
Balance at December 31, 2000..............   1,379,425   (2,350,211)        1,039       (36,965,923)     34,569,073
  Exercise of stock options...............          --           --            --                --          32,592
  Reversal of stock based compensation....          --           --            --                --              --
  Amortization of stock based compensation
    and warrants..........................          --           --            --                --         246,746
  Issuance of warrants....................      35,139           --            --                --              --
  Repurchase of common stock..............          --    2,030,422            --                --         724,849
  Reserve for stockholder loans...........          --      319,789            --                --         319,789
  Issuance of stock for Employee Stock
    Purchase Plan.........................          --           --            --                --         156,421
  Other comprehensive income (loss):
  Currency translation adjustment.........          --           --        (5,965)               --          (5,965)
  Realized gain on short term
    investments...........................          --           --       (19,337)               --         (19,337)
  Net loss................................          --           --            --       (29,714,450)    (29,714,450)
                                            ----------   -----------     --------      ------------    ------------
  Total other comprehensive loss..........          --           --       (25,302)      (29,714,450)    (29,739,752)
                                            ----------   -----------     --------      ------------    ------------
Balance at December 31, 2001..............  $1,414,564   $       --      $(24,263)     $(66,680,373)   $  6,309,718
                                            ==========   ===========     ========      ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................    $(29,714,450)   $(19,775,993)   $(10,062,347)
Adjustments to reconcile net loss to net cash used in
  operations:
  Non cash items:
    Depreciation and amortization...........................       7,834,082       7,419,281       3,701,033
    Stock based compensation and loan forgiveness...........         776,731         864,055              --
    Gain on disposal of a business segment..................        (532,030)             --              --
    Reserve for stockholder loans...........................         319,789
    Other non cash items....................................         (14,964)        (19,337)             --
    Changes in operating assets and liabilities, net of
      effects from purchase of Molloy Group:
      Decrease (increase) in accounts receivable............       3,556,459      (2,735,146)        613,065
      Decrease (increase) in other assets...................       1,874,997      (2,316,365)        105,565
      (Decrease) increase in accounts payable...............      (1,601,804)      1,850,637      (1,050,728)
      (Decrease) increase in accrued compensation and
        benefits............................................        (227,812)       (296,254)        495,095
      (Decrease) increase in deferred revenue...............      (1,678,141)      1,019,421         785,684
      Increase (decrease) in other liabilities..............         534,110         646,105        (452,882)
      (Decrease) increase in net current liability of
        discontinued operations.............................      (1,300,339)     (2,395,514)      2,795,438
                                                                ------------    ------------    ------------
Net cash used in operating activities.......................     (20,173,372)    (15,739,110)     (3,070,077)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments..........................      (1,968,956)    (13,695,899)             --
Sales of short term investments.............................      15,657,760              --              --
Property and equipment acquisitions.........................        (784,829)     (3,744,525)     (1,145,314)
Payments for purchase of Molloy Group, net of cash
  acquired..................................................              --              --        (346,016)
Payment for rights to the "ServiceWare" name................              --              --         (75,000)
Proceeds from sale of equipment.............................          54,104              --              --
                                                                ------------    ------------    ------------
Net cash provided by (used in) investing activities.........      12,958,079     (17,440,424)     (1,566,330)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of principal of capital lease obligation.........         (53,867)       (115,575)       (243,535)
Repayments of principal of term loan........................              --      (2,500,000)       (686,688)
Repayments of principal of revolving line of credit.........      (1,000,000)     (2,250,000)     (1,800,000)
Repayments of principal of equipment line...................        (172,128)        (86,064)       (205,556)
Repayments of principal of bridge loans.....................              --              --      (1,800,000)
Proceeds from borrowings under revolving line of credit.....       1,000,000       1,000,000       4,100,000
Proceeds from borrowings under equipment line...............              --              --         401,116
Proceeds from bridge loans..................................              --              --       1,800,000
Proceeds from stock option and employee stock purchase plan
  issuances.................................................         189,013         540,996          74,402
Net proceeds from Series D Preferred stock issuance.........              --              --       8,728,749
Net proceeds from Series F Preferred stock, common stock,
  warrant and stock option issuances........................              --      10,556,827              --
Net proceeds from initial public offering...................              --      31,634,906              --
Dividends paid..............................................              --        (157,925)             --
                                                                ------------    ------------    ------------
Net cash (used in) provided by financing activities.........         (36,982)     38,623,165      10,368,488
                                                                ------------    ------------    ------------
Effect of exchange rate changes on cash.....................          (6,171)        (18,298)             --
(Decrease) increase in cash and cash equivalents............      (7,258,446)      5,425,333       5,732,081
Cash and cash equivalents at beginning of year..............      12,048,366       6,623,033         890,952
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year....................    $  4,789,920    $ 12,048,366    $  6,623,033
                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................    $     81,618    $    361,760    $    232,967
  Income taxes..............................................    $         --    $         --    $         --
                                                                ============    ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 1.  ORGANIZATION OF THE COMPANY

     ServiceWare is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge.

     ServiceWare's Web-based eService Suite(TM) software, powered by MindSync(TM), a patented self-learning search technology, enables organizations to first capture intellectual capital and then manage this repository of corporate knowledge. The knowledge base can then be easily accessed via a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's Knowledge Management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     eService Suite is a software solution that allows ServiceWare customers to provide personalized, automated Web-based service tailored to the needs of their users. eService Suite enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented MindSync technology, the solutions generated by these products are intelligent in that they are have the capability to learn from each interaction and automatically update themselves accordingly. eService Suite includes the software products eService Site(TM) (Web-based self-service for customers, partners and employees), eService Professional(TM) (for customer service, sales and field service personnel) and eService Architect(TM) (for knowledge managers, subject matter experts and system administrators).

     The Company had two reportable business segments: Software and Content. However, on July 20, 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 6.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to current year presentation.

REVENUE RECOGNITION

     The Company's revenue recognition policy is governed by Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives its revenues from licenses for its products sold directly to end-users and indirectly through distributors as well as from providing related services, including installation and training, consulting, customer support and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed or determinable, and collection of the amount due from the customer is deemed probable. Additionally, in sales contracts that have multi-element arrangements, the Company recognizes revenue using the residual method. The total fair value of the undelivered elements as indicated by vendor-specific objective evidence (price charged when the undelivered element is sold individually) is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Additional revenue recognition criteria by revenue type are listed below.

Licenses revenues

     Licenses revenues include fees for perpetual and annual licenses. The Company recognizes revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement. Product returns and sales allowances (which have not been significant through December 31, 2001) are estimated and provided for at the time of sale.

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

     Revenues for installation and training, implementation and system integration projects, and consulting services are recognized as the services are performed.

Cost of revenues

     Cost of licenses revenues consists primarily of the expenses related to royalties, the cost of media on which product is delivered, product fulfillment costs, amortization of purchased technology and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment.

     Cost of services revenues consists of direct and indirect costs related to service revenues which primarily include salaries, benefits, direct expenses and allocated overhead costs related to the customer support and services personnel, fees for subcontractors and the cost associated with maintaining our customer support site.

     Deferred revenues relate to product licenses, maintenance services, and professional services, all of which generally have been paid for in advance. Additionally, deferred revenues include amounts that are unbilled that represent non-cancelable amounts billable by the Company at future dates based on payment terms.

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

INVESTMENTS

     The Company considers all investments as available-for-sale. Accordingly, these investments are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

INTANGIBLE ASSETS

     Intangible assets resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following:

                                                                        AMORTIZATION
DESCRIPTION                                                AMOUNT          PERIOD
-----------                                             ------------    ------------
Value of employees....................................  $  1,041,900    2 years
Customer list.........................................     1,043,543    4 years
Noncompetition agreement..............................       345,174    3 years
Goodwill..............................................    12,393,551    3 years
                                                        ------------
Total intangible assets resulting from the Molloy
  acquisition.........................................    14,824,168
Payment for rights to the "ServiceWare" name..........        75,000    3 years
Other.................................................         8,500    1 year
                                                        ------------
Total intangible assets...............................    14,907,668
Less accumulated amortization.........................   (12,090,693)
                                                        ------------
Intangible assets, net................................  $  2,816,975
                                                        ============

     Intangible assets are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years).

     On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of long lived assets resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the cash flows will be discounted to present value and the assets will be reduced to this amount. There was no impairment for the years ended December 31, 2001, 2000 and 1999.

CONCENTRATION OF CREDIT RISK/MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells its products to end-users directly, and the Company's customer base is dispersed across many different geographic areas primarily throughout North America and parts of Europe. The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

     In 2001, three customers accounted for 22%, 12% and 10% of total revenues and 0%, 51% and 8% of total accounts receivable at December 31, 2001. In 2000, three customers accounted for a total of 7% of total revenues and 42% of total accounts receivable at December 31, 2000.

RESEARCH AND DEVELOPMENT

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the "working model" approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2001, 2000, and 1999, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations with the exception of the technology acquired from the Molloy Group on July 23, 1999 whereby $1,777,367 was capitalized. The purchased technology is being amortized on a straight line basis over three years.

ADVERTISING COSTS

     Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2001, 2000, and 1999 were approximately $1,704,000, $2,315,000, and $1,039,000, respectively.

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

STOCK BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures (see Note 9).

STATEMENT OF CASH FLOWS

     Noncash transactions for the years ended December 31, 2001, 2000, and 1999 include capital lease additions of approximately $84,000, $146,000, and $182,000, respectively.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

NET LOSS PER SHARE

     In accordance with SFAS No. 128, basic and dilutive net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.

OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and net unrealized gains from securities available-for-sale. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in earnings of $2.3 million during the first six months of 2002. During 2002, the Company will perform the new required impairment tests of goodwill and indefinite lived intangible assets. The effect of these tests on earnings and financial position has not yet been determined.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which supersedes Statement 121 and provides a single accounting model for long lived assets to be disposed of. The new rules significantly change what would have to be met to classify an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company will be required to apply Statement 144 as of January 1, 2002.

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable and payable, debt, and note receivable from common stockholder approximate their fair values at December 31, 2001 and 2000.

NOTE 4.  RECEIVABLES

     Receivables consist of the following:

                                                                DECEMBER 31,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
Billed receivables......................................  $1,262,495    $3,763,973
Unbilled receivables....................................   1,094,999     1,133,544
                                                          ----------    ----------
                                                           2,357,494     4,897,517
Allowance for doubtful accounts.........................    (376,142)     (459,706)
                                                          ----------    ----------
          Total receivables.............................  $1,981,352    $4,437,811
                                                          ==========    ==========

     Activity in the allowance for doubtful accounts is as follows:

                                                                 BALANCE
                                                                ---------
Balance, January 1, 1999....................................    $ 241,788
Net charge to expense.......................................       90,420
Amounts written off.........................................      (20,002)
                                                                ---------
Balance, December 31, 1999..................................      312,206
Net charge to expense.......................................      177,500
Amounts written off.........................................      (30,000)
                                                                ---------
Balance, December 31, 2000..................................      459,706
Net charge to expense.......................................      150,000
Amounts written off.........................................     (233,564)
                                                                ---------
Balance, December 31, 2001..................................    $ 376,142
                                                                =========

NOTE 5.  DEBT

     The Company has a secured credit facility with PNC Bank (the Bank). This facility originally consisted of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. On June 8, 2000, the equipment loan was converted to a term loan. Principal repayments are being made in 36 equal installments beginning July 1, 2000.

     On June 15, 2001, the credit facility was amended primarily to reduce the availability of funds under the revolving credit facility from $7.5 million less the principal outstanding of the term loan to $5.0 million, add financial debt covenant levels for 2001, and effect the name change and reincorporation of ServiceWare, Inc. to ServiceWare Technologies, Inc. On November 30, 2001, a second amendment to the credit facility was executed primarily to terminate the revolving credit facility, waive loan covenants with which the Company had not been in compliance and set new financial covenants for the outstanding term loan. The term loan agreement contains covenants that require the Company to, among other things, maintain a minimum cash balance and certain levels of profitability and provide certain financial reports to the bank. In addition, the agreement restricts the Company's ability to pay cash dividends without the Bank's consent. The Company's accounts receivable, inventory, equipment, short term investments and cash are pledged as collateral.

     At December 31, 2001, $258,197 was outstanding and classified as other current liabilities due to the uncertainty of the Company's ability to meet the new loan covenants.

NOTE 6.  DISCONTINUED OPERATIONS

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

     The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $2.9 million, $12.0 million, and $10.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     In February 2001, the Company announced a strategic restructuring to reduce its cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plan of restructuring approved by the Board of Directors required a charge to operations of $1.9 million. Costs of the plan included severance and other benefit costs of $471,000, costs for reduction and relocation of facilities of $1,231,000, termination costs for certain service contracts of $115,000 and an equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001. In the fourth quarter 2001, the Company reduced the accrual by $0.2 million to reflect changes in assumptions made for the initial charge.

     In July 2001, the Company announced a revision to its organizational structure and a workforce reduction of 75 employees, or approximately 40% of its workforce. As a result, the Company recognized a charge of approximately $0.6 million in the third quarter of 2001.

     In October 2001, the Company announced a workforce reduction of approximately 50 people to further reduce its cost structure. As a result, the Company recognized a charge of approximately $0.4 million in the fourth quarter of 2001.

     As of December 31, 2001, $1,508,000 of severance benefits and other costs related to the restructuring plans had been paid. The remaining restructuring liability of $1,052,000 is expected to be paid through 2002.

     Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with the repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                            2001      2000     1999
                                                           -------    -----    -----
                                                                (IN THOUSANDS)
Restructuring costs......................................  $2,565     $ --      $--
Other severance costs....................................     579      303       84
Executive loan forgiveness and related tax costs.........   1,083      123       --
Reserve for stockholder loans............................     320       --       --
                                                           ------     ----      ---
Total restructuring and other non-recurring charges......  $4,547     $426      $84
                                                           ======     ====      ===

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

NOTE 9.  STOCKHOLDERS' EQUITY

     The Company has two classes of capital stock consisting of Common Stock and Preferred Stock.

PREFERRED STOCK

     There were six series of Convertible Preferred Stock. As discussed in Note 8, the preferred stock was converted to common stock upon the first closing of the IPO in August 2000.

COMMON STOCK

     The Company has reserved 6,496,731 shares of Common Stock. Of this total, 5,748,110 shares are reserved for exercise of stock options and 748,621 shares are reserved for exercise of warrants.

STOCK OPTION PLAN

     Effective April 2000, the Company's Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the "Plan") which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the "1996 Plan"). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. A total of 2,000,000 shares of the Company's Common Stock plus any shares of Common Stock previously reserved for stock options granted under the 1996 Plan which are forfeited prior to exercise may be issued pursuant to the Plan. The exercise price of incentive stock options was determined by management and the Board of Directors for the period from April 2000 through the IPO date. After the IPO, the exercise price is the closing market price of the Company's Common Stock on the date of the grant. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a four year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During 2000, the Company recorded $2,386,665 and $864,055 in deferred compensation and stock based compensation expenses, respectively. During 2001, the Company recorded $1,125,194 in reversals of deferred compensation in conjunction with repurchasing shares of restricted stock and forgiving stockholder loans (see Note 11 for further explanation), $350,350 in reversals of deferred compensation for cancelled options, and $51,882 in stock based compensation expenses.

     Effective January 1996, the 1996 Plan amended and restated the ServiceWare, Inc. 1994 Stock Option/Stock Issuance Plan. A total of 4,000,000 shares of the Company's Common Stock were eligible to be issued pursuant to the 1996 Plan. The exercise price of incentive stock options was determined by management and the Board of Directors through April 2000 and for the years ended December 31, 1999 and 1998. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a three to four year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $2,242,000, $807,000 and $398,000 or $0.09, $0.06 and $0.04 per share in 2001,
2000 and 1999, respectively. The average fair value of the options granted is estimated at $0.65 during 2001,

$1.16 during 2000 and $0.61 during 1999, on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                             2001    2000    1999
                                                             ----    ----    ----
Volatility, annual rate....................................   437%     60%     60%
Dividend yield.............................................   0.0%    0.0%    0.0%
Expected life, in years....................................     3       3       3
Average risk-free interest rate............................  4.17%   5.06%   5.40%

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

     The following table summarizes option activity for the years ended December 31, 2001, 2000, and 1999:

                                      OPTIONS      OPTION PRICE RANGE    WEIGHTED AVERAGE
                                    OUTSTANDING        PER SHARE          EXERCISE PRICE
                                    -----------    ------------------    ----------------
Balance, January 1, 1999..........   1,691,406     $0.0110 - $5.1000         $2.6605
Options granted...................   1,979,120     $1.0000 - $5.1000         $1.6029
Options exercised.................     247,281     $0.0110 - $5.1000         $1.1100
Options forfeited.................     775,835     $0.1670 - $5.1000         $2.6215
                                     ---------
Balance, December 31, 1999........   2,647,410     $0.0560 - $5.1000         $1.8858
Options granted...................   2,285,965     $2.5000 - $7.0000         $3.8063
Options exercised.................   1,250,530     $0.1670 - $5.1000         $2.1317
Options forfeited.................     708,343     $0.9400 - $7.0000         $3.8113
                                     ---------
Balance, December 31, 2000........   2,974,502     $0.0560 - $7.0000         $2.7825
Options granted...................   4,355,025     $0.2400 - $2.0625         $0.6163
Options exercised.................      68,445     $0.0560 - $1.2100         $0.4746
Options forfeited.................   3,122,595     $0.1670 - $7.0000         $1.9274
                                     ---------
Balance, December 31, 2001........   4,138,487     $0.2400 - $7.0000         $1.1810
                                     =========

     The options outstanding as of December 31, 2001 have been segregated into ranges for additional disclosure as follows:

                                            OPTIONS OUTSTANDING
                          -------------------------------------------------------           OPTIONS EXERCISABLE
                               OPTIONS        WEIGHTED AVERAGE                      ------------------------------------
                          OUTSTANDING AS OF      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2001   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 2001    EXERCISE PRICE
------------------------  -----------------   ----------------   ----------------   -----------------   ----------------
$0.0000 -- $0.7000....        2,214,750             8.1              $0.3066              374,750           $0.3422
$0.7001 -- $1.4000....        1,020,594             5.1              $1.0592              571,064           $1.0598
$1.4001 -- $2.1000....           59,500             7.5              $2.0625               12,500           $2.0625
$2.1001 -- $2.8000....          267,343             4.4              $2.4727              209,405           $2.4651
$2.8001 -- $3.5000....          167,500             4.4              $2.8125              107,500           $2.8125
$3.5001 -- $4.2000....          284,900             6.7              $3.7431              131,150           $3.7036
$4.9001 -- $5.6000....           32,500             6.0              $5.1131               20,250           $5.1099
$6.3001 -- $7.0000....           91,400             3.1              $7.0000               68,599           $7.0000
                              ---------             ---              -------            ---------           -------
                              4,138,487             6.8              $1.1810            1,495,218           $1.7704
                              =========             ===              =======            =========           =======

EMPLOYEE STOCK PURCHASE PLAN

     In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 500,000 shares of Common Stock, plus annual increases as defined by the plan document. The ESPP enables employees to purchase shares of the Company's Common Stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company's Common Stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). At December 31, 2001, 258,404 shares remained available for purchase under the plan.

NOTE 10.  WARRANTS

     The following table summarizes warrant activity for the years ended December 31, 2001, 2000 and 1999:

                                                        WARRANTS       WARRANT PRICE
                                                       OUTSTANDING    RANGE PER SHARE
                                                       -----------    ---------------
Balance, January 1, 1999.............................         --
Warrants granted.....................................    515,288        $1.50-$9.00
Warrants exercised...................................         --
Warrants forfeited...................................         --
                                                         -------
Balance, December 31, 1999...........................    515,288        $1.50-$9.00
Warrants granted.....................................    233,333              $7.00
Warrants exercised...................................         --
Warrants forfeited...................................         --
                                                         -------
Balance, December 31, 2000...........................    748,621        $1.50-$9.00
Warrants granted.....................................         --
Warrants exercised...................................         --
Warrants forfeited...................................         --
                                                         -------
Balance, December 31, 2001...........................    748,621        $1.50-$9.00
                                                         =======

     The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise at anytime until the expiration of the warrant which is 1 1/2 to 6 years from the date of grant.

NOTE 11.  NOTES RECEIVABLE FROM COMMON STOCKHOLDERS

     In January and February 2000, certain executive officers exercised options to purchase shares of Common Stock, and the Company issued promissory notes in conjunction with the sales. These officers are personally liable for the principal and interest due on their loans. Each loan is secured by the shares purchased with the proceeds of that loan. Each loan becomes due and payable three years from the date it was made or earlier if the individual's employment is terminated or he or she no longer owns the shares. These loans were made at interest rates between 5.8% and 6.1%, which were the applicable Federal rates in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, on the date of issuance. The respective total number of shares purchased and the amounts loaned as well as amounts repurchased due to employment termination are set forth in the table below.

                                                     NUMBER OF SHARES    LOAN AMOUNTS
                                                     ----------------    ------------
Exercise of stock options on January 19, 2000......      619,470          $1,410,011
Exercise of stock options on February 29, 2000.....      375,000          $  937,500
Amounts repurchased due to termination in 2000:
  Loan.............................................       36,730          $  197,299
  Interest.........................................                       $    9,045
Amounts repurchased due to termination in 2001:
  Loan.............................................      826,750          $2,030,422
  Interest.........................................                       $  191,175

     During 2001, five of the loans were forgiven in the amount of $2,030,422 in exchange for 826,750 restricted and unrestricted shares outstanding under the loans. In accordance with repurchase agreements, restricted shares were repurchased at the price paid for the shares (exercise price of the option). Unrestricted shares were repurchased at the fair market value on the date of termination. The difference between the principal of the loan balance and the value of the shares repurchased of $732,323 was recorded as compensation expense and is classified as restructuring and other non-recurring charges during 2001. The amount of $307,160 included in treasury stock for the repurchased shares is the fair market value of the shares on the date of termination. Amounts in excess of fair market value have been recorded as additional paid in capital. Additionally, $1,125,914 of deferred stock based compensation was reversed for the restricted shares that were repurchased from the executives.

     Under severance agreements with four of the executives, the Company agreed to pay any personal tax liability arising from these transactions. As a result, the Company recorded an expense of $350,546 which has been classified as restructuring and other non-recurring charges. As of December 31, 2001, the Company had a remaining accrual of $114,129 for this liability. Additionally, interest on the loans of $191,175 was also forgiven. This income was reversed and is classified as other expense.

     On January 24, 1999, a former president of the Company exercised options to purchase 86,956 shares of Common Stock at a purchase price of $2.30 per share. A promissory note in the amount of $199,999 was issued in conjunction with the sale. The note bears interest at the applicable federal rate defined in the Internal Revenue Code of 1986, as amended and is due September 2003.

     As of December 31, 2001, this loan and one loan made January 31, 2000 remain outstanding. The total principal amount of these loans is $319,789, although the Company has reserved this balance in the event these loans become uncollectible.

NOTE 12.  OPERATING LEASES

     The Company has several operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable operating leases are as follows:

YEAR ENDING DECEMBER 31,
-----------------------
2002........................................................    $  676,778
2003........................................................       364,559
2004........................................................         1,621
2005........................................................         1,504
2006........................................................           212
                                                                ----------
                                                                $1,044,674
                                                                ==========

     Total rent expense under all operating leases amounted to approximately $1,426,416, $1,554,924, and $975,796 in 2001, 2000 and 1999, respectively.

     During 2001, the Company entered into a sublease for part of its office space in Oakmont, Pennsylvania. The monthly lease payment is $5,927. The term of the sublease is concurrent with the Company's lease which is through March 31, 2006, however, the sublease may be terminated by either party with 90 days written notice at any time after January 31, 2002. In 2001, $25,811 was received in rental payments for this sublease.

NOTE 13.  INCOME TAXES

     A reconciliation of the benefit for income taxes on operations computed by applying the federal statutory rate of 34% to the loss from operations before income taxes and the reported benefit for income taxes on operations is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                              2001           2000           1999
                                          ------------    -----------    -----------
Income tax benefit computed at statutory
  federal income tax rate...............  $(10,102,913)   $(6,723,838)   $(3,402,661)
State income taxes, net of federal tax
  benefit, if any.......................    (1,782,867)    (1,174,694)      (660,517)
Other (principally goodwill and meals
  and entertainment)....................     1,729,500      2,121,065        794,208
Research tax credit.....................            --       (355,000)       (97,000)
Foreign loss............................       648,339        470,466             --
Deferred tax asset valuation
  allowance.............................     9,507,941      5,662,001      3,365,970
                                          ------------    -----------    -----------
Total benefit for income taxes..........  $         --    $        --    $        --
                                          ============    ===========    ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                        DECEMBER 31,
                                         -------------------------------------------
                                             2001            2000           1999
                                         ------------    ------------    -----------
Deferred tax assets (liabilities)
  Accounts receivable..................  $    150,000    $    184,000    $   125,000
  Property and equipment...............       332,000         177,000         16,000
  Intangible assets....................      (331,000)       (827,000)    (1,423,000)
  Loss carryforward....................    21,661,000      12,771,000      8,280,000
  Research tax credit..................       625,000         625,000        270,000
                                         ------------    ------------    -----------
Total net deferred tax assets..........    22,437,000      12,930,000      7,268,000
Valuation allowance....................   (22,437,000)    (12,930,000)    (7,268,000)
                                         ------------    ------------    -----------
Net deferred tax asset.................  $         --    $         --    $        --
                                         ============    ============    ===========

     Management has recorded a valuation allowance against the deferred tax assets until such time that the Company demonstrates an ability to consistently generate taxable income.

     At December 31, 2001, the Company had net operating loss carryforwards with expiration dates as follows:

EXPIRATION DATES                                              NET OPERATING LOSSES
----------------                                              --------------------
2001-2006...................................................      $ 2,667,333
2007-2011...................................................       17,967,429
2012-2021...................................................       33,518,623
                                                                  -----------
Total.......................................................      $54,153,385
                                                                  ===========

     Utilization of certain net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

NOTE 14.  NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed as described above. The following table sets forth the computation of basic and diluted earnings per share:

                                            2001            2000            1999
                                        ------------    ------------    ------------
Numerator:
  Net loss from continuing
     operations.......................  $(31,486,904)   $(21,781,106)   $(13,368,989)
  Net income (loss) from discontinued
     operations.......................     1,240,424       2,005,113       3,306,642
  Net gain from disposal of a business
     segment..........................       532,030              --              --
                                        ------------    ------------    ------------
  Net loss............................   (29,714,450)    (19,775,993)    (10,062,347)
  Series A and Series B dividends.....            --              --         (94,586)
                                        ------------    ------------    ------------
  Numerator for basic and diluted net
     loss per share -- loss available
     to common stockholders...........  $(29,714,450)   $(19,775,993)   $(10,156,933)
Denominator:
  Denominator for basic and diluted
     loss per share -- weighted
     average shares...................    24,220,388      13,178,565       5,401,652
                                        ============    ============    ============
Basic and diluted net (loss) income
  per share
  Net loss from continuing
     operations.......................  $      (1.30)   $      (1.65)   $      (2.49)
  Net loss from discontinued
     operations.......................          0.07            0.15            0.61
                                        ------------    ------------    ------------
Net loss per share....................  $      (1.23)   $      (1.50)   $      (1.88)
                                        ============    ============    ============

     Dilutive securities include options, warrants, and preferred stock as if converted. Potentially dilutive securities totaling 4,981,292, 3,794,873, and 12,470,435 for the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 15.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $419,125 and $230,716 to the Plan in 2001 and 2000. The Company did not contribute to the Plan in 1999.

NOTE 16.  SEGMENT REPORTING

Geographic Information

                                                      YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------
                                 2001                          2000                          1999
                       -------------------------    --------------------------    --------------------------
                                      LONG-LIVED                   LONG-LIVED                    LONG-LIVED
                       REVENUES(a)    ASSETS(b)     REVENUES(a)     ASSETS(b)     REVENUES(a)     ASSETS(b)
                       -----------    ----------    -----------    -----------    -----------    -----------
United States........  $10,757,480    $6,063,967    $16,763,364    $14,149,191    $6,703,778     $16,304,627
International........    1,175,153        53,157        372,772         60,903        78,752              --
                       -----------    ----------    -----------    -----------    ----------     -----------
Total................  $11,932,633    $6,117,124    $17,136,136    $14,210,094    $6,782,530     $16,304,627
                       ===========    ==========    ===========    ===========    ==========     ===========

(a) Revenues are attributed to the United States and International based on customer location.

(b) Long-lived assets include non-current assets of the Company.

Major Customers

     Sales are made primarily through the Company's direct sales force. See discussion of major customers in Note 2.

NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                      -------------    --------------    -------------    --------------
Year ended December 31, 2001
  Revenues..........................  $  2,266,036      $ 3,284,396       $ 2,112,397      $ 4,269,804
  Gross margin......................    (1,854,238)        (429,126)          647,401        2,630,512
  Net loss from continuing
     operations.....................   (12,966,743)      (9,504,006)       (8,001,637)      (1,014,518)
  Net income from discontinued
     operations.....................       399,366          283,563           557,495               --
  Net gain from disposal of a
     business segment...............            --               --           532,030               --
  Net loss..........................   (12,567,377)      (9,220,443)       (6,912,112)      (1,014,518)
  Net loss applicable to common
     stock..........................   (12,567,377)      (9,220,443)       (6,912,112)      (1,014,518)
  Net loss per common share, basic
     and diluted:
     Continuing operations..........         (0.54)           (0.39)            (0.34)           (0.04)
     Discontinued operations........          0.02             0.01              0.05               --
                                      ------------      -----------       -----------      -----------
     Net loss per share.............         (0.52)           (0.38)            (0.29)           (0.04)
                                      ============      ===========       ===========      ===========
Year ended December 31, 2000
  Revenues..........................  $  2,182,322      $ 4,334,270       $ 6,212,484      $ 4,407,060
  Gross margin......................       674,950        2,039,849         3,926,743          916,556
  Net loss from continuing
     operations.....................    (5,693,634)      (5,850,422)       (3,456,745)      (6,780,305)
  Net income (loss) from
     discontinued operations........     2,272,763          745,406          (108,308)        (904,748)
  Net loss..........................    (3,420,872)      (5,105,015)       (3,565,053)      (7,685,053)
  Net loss applicable to common
     stock..........................    (3,420,872)      (5,105,015)       (3,565,053)      (7,685,053)
  Net loss per common share, basic
     and diluted:
     Continuing operations..........         (0.82)           (0.78)            (0.25)           (0.28)
     Discontinued operations........          0.33             0.10             (0.01)           (0.04)
                                      ------------      -----------       -----------      -----------
     Net loss per share.............         (0.49)           (0.68)            (0.26)           (0.32)
                                      ============      ===========       ===========      ===========

NOTE 18.  SUBSEQUENT EVENTS

     On April 1, 2002, the Company signed a binding commitment letter to sell $1,500,000 of Convertible Notes to a current investor. The funds, net of all transaction costs of approximately $150,000, are to be received by April 20, 2002. The notes mature 18 months from the closing date, bear interest at 10% per annum, and are convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share. Interest can be paid in cash or additional notes, at the option of the Company. The Notes will be senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. The Company may borrow an additional $1,500,000 under the arrangement, which is contingent on shareholder approval.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     1. Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Auditors..............................      30
Consolidated Balance Sheets.................................      31
Consolidated Statements of Operations.......................      32
Consolidated Statement of Stockholders' Equity (Capital
  Deficiency)...............................................      33
Consolidated Statements of Cash Flows.......................      37
Notes to Consolidated Financial Statements..................      38

     2. Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the footnote.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1        Purchase and Sale Agreement, dated as of July 20, 2001, by and between ServiceWare Technologies, Inc. and RightAnswers
           LLC.(1)
3.1        Third Amended and Restated Certificate of Incorporation of
           the registrant.(2)
3.2        Amended and Restated Bylaws of the registrant.(2)
4.1        Amended and Restated Registration Rights Agreement dated
           June 2, 2000.(3)
10.1       Loan Agreement, dated December 10, 1999, between the
           registrant and PNC Bank.(4)
10.2       Agreement and Plan of Merger, dated July 13, 1999, between the registrant and the parties thereto in connection with
           the acquisition of the Molloy Group.(4)
10.3       Commercial Lease Agreement, dated May 31, 1995, as amended, between the registrant and Sibro Enterprises, for property located in Oakmont, Pennsylvania.(4)
10.4       First Amendment of Lease, dated June 30, 1998, between the registrant and PW/MS OP SUB I, LLC., for property located in
           Parsippany, New Jersey.(4)
10.5       2000 Stock Incentive Plan of registrant.(4)
10.6       Employee Stock Purchase Plan of registrant.(4)
10.7       ServiceWare, Inc. Amended and Restated Stock Option Plan.(5)
10.8I      Software Remarketing Agreement, dated August 3, 1999,
           between the registrant and Tivoli Systems, Inc.(5)
10.9I      Microsoft Corporation Serviceware Knowledge Base License
           Agreement, dated June 29, 1998, between the registrant and
           Microsoft Corporation.(5)
10.10I     Microsoft Knowledge Base Non-Exclusive License Agreement,
           dated June 29, 1998, between the registrant and Microsoft
           Corporation, as amended.(5)
10.11I     Microsoft Knowledge Base Non-Exclusive License Agreement for
           Subscription Services, dated March 3, 1999, between the
           registrant and Microsoft Corporation.(5)
10.12      Loan Agreements between the registrant and certain of the
           registrant's officers during the first quarter of 2000.(5)
10.13H     Employment letter of Mark Tapling, dated July 22, 1999.(5)
10.14H     Employment letter of Mark Finkel, dated January 18, 2000.(5)
10.15H     Compensation letter of Rajiv Enand, dated January 19,
           2000.(5)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.16H     Compensation, Consultation and Severance Agreement, dated
           July 23, 1999, between the registrant and Bruce Molloy.(5)
10.17      License Agreement and Assignment, each dated July 23, 1999, between the registrant and Bruce Molloy.(5)
10.18I     Master Alliance Agreement, dated June 30, 2000, between the registrant and Electronic Data Systems Corporation.(6)
10.19I     Master Software License Agreement, dated June 30, 2000,
           between the registrant and Electronic Data Systems
           Corporation.(6)
10.20      Common Stock Purchase Warrant of the registrant in favor of
           Electronic Data Systems Inc.(6)
10.21      Warrant Purchase Agreement, dated June 2, 2000 between the
           Registrant and Electronic Data Systems.(6)
10.22I     Kana Communications, Inc. Kana Alliance Program Original
           Equipment Manufacturer Agreement.(7)
10.23      ServiceWare Technologies, Inc. Change of Control Benefit
           Plan.(8)
10.24I*    Software License and Maintenance Agreement dated December
           13, 2001 between the registrant and Cingular Wireless LLC.
21.1*      List of Subsidiaries
23.1*      Consent of Ernst & Young LLP.
24.1*      Power of Attorney (included on signature page hereto).

------------------------

I Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

H Management or compensatory contract required to be filed pursuant to Item 14(c) of the requirements for Form 10-K reports.

(1) Incorporated by reference to exhibit with corresponding number filed with Form 8-K filed by the Registrant on August 6, 2001.

(2) Incorporated by reference to exhibit with corresponding number filed with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(3) Incorporated by reference to exhibit with corresponding number filed with the Commission on August 18, 2000, with Amendment No. 7 to the registrant's Registration Statement on Form S-1 (File No. 333-33818) (the "Registration Statement"), as filed with the Commission on March 31, 2000.

(4) Incorporated by reference to exhibit with corresponding number filed with the Registration Statement.

(5) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on April 7, 2000.

(6) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 4 to the Registration Statement, as filed with the Commission on July 13, 2000.

(7) Incorporated by reference to Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(8) Incorporated by reference to Exhibit 10.1 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

* Filed herewith.

(b) Reports on Form 8-K

     The registrant did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oakmont, Commonwealth of Pennsylvania on April 1, 2002.

                                          SERVICEWARE TECHNOLOGIES, INC.

                                          By: /s/ KENT HEYMAN
                                            ------------------------------------
                                            Kent Heyman
                                            Chief Executive Officer

     Each person whose signature appears below hereby appoints Kent Heyman and Richard Liebman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                  CAPACITY                      DATE
                   ---------                                  --------                      ----
                /s/ KENT HEYMAN                     President, Principal               April 1, 2002
------------------------------------------------    Executive Officer and
                  Kent Heyman                       Director

              /s/ RICHARD LIEBMAN                   Interim Chief Financial            April 1, 2002
------------------------------------------------    Officer, Principal Financial
                Richard Liebman                     and Accounting Officer

              /s/ THOMAS UNTERBERG                  Director                           April 1, 2002
------------------------------------------------
                Thomas Unterberg

               /s/ GEORGE GOODMAN                   Director                           April 1, 2002
------------------------------------------------
                 George Goodman

              /s/ ROBERT HEMPHILL                   Director                           April 1, 2002
------------------------------------------------
                Robert Hemphill

                /s/ BRUCE MOLLOY                    Director                           April 1, 2002
------------------------------------------------
                  Bruce Molloy

              /s/ TIMOTHY WALLACE                   Director                           April 1, 2002
------------------------------------------------
                Timothy Wallace

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.24        Software License and Maintenance Agreement dated December
             13, 2001 between the registrant and Cingular Wireless LLC.
21.1         List of Subsidiaries
23.1         Consent of Ernst & Young LLP.