Form 10-K/A
period 2001-12-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2002-04-30
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                  FORM 10-K/A

                         (AMENDMENT NO. 1 TO FORM 10-K)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001
                           -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                        Commission File Number 000-30277

                         SERVICEWARE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                 25-1647861
   -------------------------------         ------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


333 Allegheny Avenue, Suite 301 North, Oakmont, Pennsylvania              15139
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code (412) 826-1158
                                                  ------------------------------

Securities  registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
           None                                     Not applicable

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes:  X              No:
                             -----               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant: $6,689,233 at April 22, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 2002.

     Class                             Number of Shares
     -----                             ----------------

     Common Stock, $0.01 par value        23,863,167

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of ServiceWare Technologies, Inc. (the "Company," "ServiceWare," "we" or "us"), filed with the Securities and Exchange Commission on April 1, 2002, for its fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to add the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

BOARD OF DIRECTORS

     At our 2002 Annual Meeting of Stockholders (the "Meeting"), among other items, two Class II directors are to be elected to hold office until the Annual Meeting of Stockholders to be held in 2005 and until their successors shall have been elected and qualified.

     We currently have six directors. As set forth in our certificate of incorporation and our bylaws, the terms of office of the members of the Board of Directors are divided into three classes: Class I, whose term will expire at the 2004 Annual Meeting of Stockholders; Class II, whose term will expire at the 2002 Annual Meeting of Stockholders; and Class III, whose term will expire at the 2003 Annual Meeting of Stockholders. Effective October 11, 2001, Kevin Hall resigned as a Class II member of our Board of Directors. Effective January 24, 2002, Mark Tapling resigned as a Class III member of our Board of Directors. On February 28, 2002, the remaining members of the Board elected George Goodman as a Class II director and Kent Heyman as a Class III director, filling the vacancies on the Board and re-constituted the various committees of the Board of Directors, as necessary, to replace the resigning members thereof. Therefore, the current Class I directors are Thomas Unterberg and Robert Hemphill, Jr., the current Class II directors are Timothy Wallace and George Goodman and the current Class III directors are Bruce Molloy and Kent Heyman. At each Annual Meeting of Stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our bylaws permit our Board of Directors to increase or decrease the size of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of our Board of Directors may have the effect of delaying or preventing changes in control or management of ServiceWare.

     In the event any of the nominees should become unavailable or unable to serve as a director, it is intended that votes will be cast for a substitute nominee designated by the Board of Directors. The Board of Directors has no reason to believe that the nominees named below will be unable to serve if elected. Each of the nominees has consented to being named in our 2002 Annual Meeting Proxy Statement (the "Proxy Statement") and to serve if elected.

     The current nominees for election as Class II directors to the Board of Directors at the Meeting are as follows:

                                         SERVED AS A      POSITION(S) WITH
  NAME                           AGE    DIRECTOR SINCE       THE COMPANY
  ----                           ---    --------------       -----------
  Timothy Wallace...........      44         1994         Class II Director

  George Goodman............      71         2002         Class II Director

     The principal occupations and business experience, for at least the past five years, of each nominee is as follows:

     Timothy Wallace joined our Board of Directors in July 1994. Mr. Wallace currently is the Chairman and Chief Executive Officer of Full Tilt Solutions, a business-to-business professional service company, which he joined in January 2000. Prior to Full Tilt, Mr. Wallace was the President and Chief Executive Officer of Xerox Connect, a network integration technology company from May 1998 through December 1999. From May 1996 until May 1998, Mr. Wallace was the President, Chief Executive Officer and a director of XLConnect Solutions, which he founded. Xerox Connect acquired XLConnect in May 1998. From August 1991 to March 1996, Mr. Wallace was the Vice President of Professional Services of The Future Now, a national systems integration company. Mr. Wallace received a Bachelor of Science degree in Business Administration from Indiana University of Pennsylvania and a Master's degree in Business Administration from Miami University of Ohio.

     George Goodman joined our Board of Directors in February 2002. Mr. Goodman currently serves as the Chief Executive Officer of Adam Smith Global Television. Mr. Goodman hosted the weekly Emmy nominated show, "Adam Smith's Money World," on PBS for thirteen years. Mr. Goodman currently serves as a director of Cambrex, and previously served as a director of Hyatt Hotels and US Airways. Mr. Goodman also serves as a Life Trustee of The Urban Institute in Washington, D.C. and as a member of the Advisory Council of the Center for International Affairs at Princeton University. Mr. Goodman is a graduate magna cum laude of Harvard College and was a Rhodes Scholar at Oxford.

     Each elected Class II director will hold office until the 2005 Annual Meeting of Stockholders and until his successor is duly elected and qualified. None of the nominees are related to any other nominee, director or executive officer of the Company.

     We have six members on our Board of Directors. The current composition of our Board of Directors is as follows:

                                       SERVED AS A            POSITIONS WITH
  NAME                         AGE    DIRECTOR SINCE           THE COMPANY
  ----                         ---    --------------          --------------

  Thomas Unterberg..........    71         2001            Class I Director

  Robert Hemphill...........    57         2001            Class I Director

  Timothy Wallace...........    44         1994            Class II Director

  George Goodman............    71         2002            Class II Director

  Bruce Molloy..............    48         1999            Class III Director

  Kent Heyman...............    46         2002            President, Chief
                                                           Executive Officer and
                                                           Class III Director

     Thomas Unterberg has served as a director since June 2001. Mr. Unterberg is a co-founder and, since June 1989, has served as a Chairman of C.E. Unterberg, Towbin, an investment banking firm. Mr. Unterberg currently serves on the boards of directors of Electronics for Imaging, Inc., Systems and Computer Technology Corporation, StorageEngine, Inc. (f/k/a ECCS, Inc.), Centrax Corporation, Inc., Rumson-Fair Haven Bank & Trust Company, AES Corporation, and Club One, LLC. Mr. Unterberg is a graduate of Princeton University and received a Master's degree in Business Administration from the Wharton School, University of Pennsylvania.

     Robert Hemphill, Jr. has served as a director since June 2001. Mr. Hemphill is a co-founder and Managing Director of Toucan Capital Corp., a private equity and venture capital investment company formed in 1998. Prior to founding Toucan Capital Corp., from 1981 to 1998, Mr. Hemphill co-founded and was employed by AES Corporation, a leading global power company, most recently as Executive Vice President. Mr. Hemphill serves on the board of directors of AES Corporation, Selecterra.com, the National Museum of American History (Smithsonian Institute) and on the advisory board of other private companies. Mr. Hemphill received a Bachelor's degree from Yale University, a graduate degree in Political Science from the University of California, Los Angeles and a Master's degree in Business Administration from George Washington University.

     Bruce Molloy has served as a director since July 1999. Mr. Molloy founded the Molloy Group and served as its Chief Executive Officer and Chairman of the Board from October 1992 until its acquisition by the Company in July 1999. Subsequent to the acquisition of the Molloy Group, Mr. Molloy served as a consultant with us from July 1999 through January 2001. Since January 2001, Mr. Molloy has been pursuing personal interests and has not been affiliated with any outside entity. Mr. Molloy is the inventor of the patented Cognitive Processor used in our products. Mr. Molloy received a Bachelor of Arts degree in Music and Physics from Columbia University.

     Kent Heyman joined our Board of Directors in February 2002. Mr. Heyman was appointed our President and Chief Executive Officer effective as of September 5, 2001. Prior to joining ServiceWare, from June 1996 to December 2000 he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman. Mr. Heyman earned a doctor of law (J.D.) degree from University of the Pacific's McGeorge School of Law, and received a bachelor's degree from California State University, Fresno.

     For the biographical information of our Class II directors, Timothy Wallace and George Goodman, see the above list of nominees.

     Each Class I Director will hold office until the 2004 Annual Meeting of Stockholders and until his successor is duly elected and qualified. Each Class III Director will hold office until the 2003 Annual Meeting of Stockholders and until his successor is duly elected and qualified. None of the Company's current directors or related to any other director or to any executive officer of the Company.

EXECUTIVE OFFICERS

     The following table identifies our current executive officers:

                                    CAPACITIES IN            IN CURRENT
NAME                          AGE   WHICH SERVED             POSITION SINCE
----                          ---   ------------             --------------

Kent Heyman................   46    President and Chief      September 2001
                                    Executive Officer

Scott Schwartzman(1).......   39    Chief Operating          October 2001/
                                    Officer and              September 2001
                                    Treasurer                (Vice President of
                                                             Global Enterprise
                                                             Services since
                                                             October 2000)

Richard Liebman(2).........   46    Chief Financial          January 2002
                                    Officer

Charles Rudisill(3)........   39    Vice President of        December 2000
                                    Business Development

(1) Mr. Schwartzman has served as our Chief Operating Officer since October 2001 and was named Treasurer in September 2001. From October 2000 to October 2001, Mr. Schwartzman served as our Vice President of Global Enterprise Services. From September 1998 to September 2000, Mr. Schwartzman served as Vice President of Professional Services at Firepond, Inc., a provider of e-business selling solutions. From February 1994 to August 1998, Mr. Schwartzman served in a variety of positions, including Director of Professional Services, for SAP America, an Enterprise Resource Planning
     (ERP) software company. Prior to his tenure at SAP, Mr. Schwartzman held positions in operations and systems management at Star Dynamic Corporation, Dep Corporation and Revlon Corporation. Mr. Schwartzman received a Bachelor of Science degree in Business Administration from Syracuse University.

(2) Mr. Liebman joined ServiceWare in January 2002 as our Chief Financial Officer. Prior to joining us, from October 1998 until January 2001, Mr. Liebman was Chief Financial Officer for eCal Corporation, a provider of Internet-based calendar services. Prior to that, from January 1997 to October 1998, Mr. Liebman was Senior Vice President of Pennsylvania Merchant Group, Ltd., an investment banking firm. From June 1994 until January 1997, Mr. Liebman was Managing Director of Liebman Capital, Inc., which focused on investing in businesses in the technology field. Mr. Liebman received his Bachelor of Arts degree in economics from Brown University and his Masters in Business Administration from Columbia Business School.

(3) Mr. Rudisill has served as our Vice President of Business Development since December 2000, except for the period from July 2001 to November 2001. Mr. Rudisill resigned from Company effective July 10, 2001, but rejoined the Company on November 19, 2001. Mr. Rudsill was not employed during such period. From October 1999 to November 2000, Mr. Rudisill was employed as Managing Director of Trans@ctive Partners, Inc., an investment banking firm. From June 1994 to June 1999, Mr. Rudisill served as Investor Relations Director and Director of Corporate Development at Mastech Corporation (now iGATE Capital Corporation). Mr. Rudisill received a Bachelor of Science degree in Business Administration from Shenandoah University.

     None of our executive officers are related to any other executive officer or to any of our directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required by Securities and Exchange Commission regulation to furnish us with copies of all reports that such reporting persons file with the Securities and Exchange Commission pursuant to Section 16(a).

     Based solely on our review of the copies of such forms received by us and upon written representations of the our reporting persons received by us, except as described below, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis.

     Kent Heyman, our President and Chief Executive Officer, filed a Form 3 on September 26, 2001. This filing should have been made within 10 days from the date Mr. Heyman commenced his employment with us on September 5, 2001. In addition, based on information available to us, we believe C.E. Unterberg, Towbin LP may have failed to timely file a Form 4 reporting sales of our Common Stock made during November 2001. In addition, based on a lack of representations to the Company, we believe that certain of our directors and each of the Named Executives failed to timely file a Form 5 with respect to certain transactions occurring during 2001.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     Our directors do not receive any cash compensation for their services as directors, but we reimburse directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business. On March 15, 2001, pursuant to our 2000 Stock Plan, we granted to certain of our then current directors (Messrs. Enand, Hall, Molloy and Wallace and Ms. Harrison) options to purchase 50,000 shares of our Common Stock at an exercise price of $1.00 per share. The options vest to the extent of one-fourth of the shares on each of March 15, 2002, 2003, 2004 and 2005. In consideration of their service on our Board of Directors during 2001, on March 19, 2002, pursuant to our 2000 Stock Plan, we granted to each of Messrs. Hemphill, Unterberg, Wallace and Molloy options to purchase 60,000 shares of our Common Stock at an exercise price of $0.37 per share. The options vest to the extent of one-half of the shares on each of March 21, 2003 and 2004. In addition, on March 21, 2002, pursuant to our 2000 Stock Plan, each of our non-employee directors (Messrs. Hemphill, Unterberg, Wallace, Goodman and Molloy) received a grant of options to purchase 225,000 shares of our Common Stock at an exercise price of $0.40 per share. The options vest to the extent of one-half of the shares on each of March 21, 2003 and 2004.

     From time-to-time, members of the Board of Directors have previously been granted options to purchase shares of our Common Stock. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

SUMMARY OF COMPENSATION IN FISCAL 2001, 2000 AND 1999

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each person who served as our Chief Executive Officer at any time during 2001 and each other of our executive officers whose agregate cash compensation exceeded $100,000 at the end of 2001 (collectively referred to as the "Named Executives") during the years ended December 31, 2001, 2000 and 1999.

                          SUMMARY COMPENSATION TABLE(1)
------------------------------------------------------------------------------------------------------------
                                                                            LONG-TERM
                                               ANNUAL COMPENSATION         COMPENSATION
                                                                              AWARDS
                                        --------------------------------------------------
                                                                            SECURITIES
                                                                            UNDERLYING         ALL OTHER
   NAME AND PRINCIPAL           YEAR        SALARY          BONUS            OPTIONS          COMPENSATION
        POSITION                              ($)            ($)               (#)                ($)
           (A)                   (B)          (C)            (D)               (G)                (I)
------------------------------------------------------------------------------------------------------------
Mark Tapling(2)..............   2001        150,550              --            100,000          408,586(3)
    President and Chief         2000        200,000          70,000            300,000            6,600(4)
    Executive Officer           1999        185,417          45,000            310,000           39,190(5)

Kent Heyman(6)...............   2001         74,063              --            500,000               --
    President and Chief
    Executive Officer

Scott Schwartzman(7).........   2001        175,000              --            500,000               --
    Chief Operating Officer     2000         30,513              --            200,000               --

Charles Rudisill(8)..........   2001         98,606              --            175,000           51,250(9)
    Vice President of           2000          6,250              --            150,000               --
    Business Development

Roberto Aguas(10)............   2001        130,958           7,292            500,000           52,849(11)
    Vice President of           2000        116,846          76,208            212,000            1,285(12)
    Products and Technology

Michael Chaplo(13)...........   2001         96,792           6,000             50,000           89,458(14)
    Vice President of Global    2000          9,311          35,000            200,000               --
    Sales and Marketing

-----------------

(1) The costs of certain benefits are not included because they did not exceed, in the case of each Named Executive, the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table.

(2) Mr. Tapling served as our President and Chief Executive Officer from July 1999 to September 2001 and our President, Chief Operating Officer and Vice President of Worldwide Sales at various times during 1999. Mr. Tapling resigned from his position with the Company effective as of September 5, 2001. Mr. Tapling resigned from our Board of Directors effective January 24, 2002.

(3) Includes severance payments to Mr. Tapling of $50,000, forgiveness of certain loans to Mr. Tapling and related payments for applicable federal, state and local income taxes totaling $348,267, contributions by the Company under its 401(k) plan of $3,719 and automobile allowances totaling $6,600.

(4)  Represents automobile allowances.

(5) Includes $35,340 in commissions paid while Mr. Tapling was our Vice President of Worldwide Sales and automobile allowances totaling $3,850.

(6) Mr. Heyman was appointed President and Chief Executive Officer effective as of September 5, 2001. Mr. Heyman's salary will initially be $225,000 per year and he will be eligible to initially receive a bonus of $100,000 per year.

(7) Mr. Schwartzman joined the Company in October 2000. Mr. Schwartzman's base salary is $175,000 per year and he is eligible to receive an annual bonus of $75,000.

(8) Mr. Rudisill served as our Vice President of Business Development from December 18, 2000 through July 10, 2001. Mr. Rudisill left his position with the Company effective as of July 10, 2001, but rejoined the Company on November 19, 2001. Mr. Rudisill's base salary is $150,000 per year.

(9) Represents severance payments to Mr. Rudisill for the period from July 2001 to November 2001.

(10) Mr. Aguas served as our Vice President of Products and Technology from March 31, 2000 to September 24, 2001. Mr. Aguas resigned from his position with the Company effective as of September 24, 2001.

(11) Includes contributions by the Company under its 401(k) plan of $4,849 and severance payments to Mr. Aguas of $48,000.

(12) Amount represents the discount received on shares of our Common Stock purchased through the Company's Employee Stock Purchase Program.

(13) Mr. Chaplo served as our Vice President of Global Sales and Marketing from December 17, 2000 to July 10, 2001. Mr. Chaplo resigned from his position with the Company effective as of July 10, 2001.

(14) Represents severance payments to Mr. Chaplo.

OPTION GRANTS IN 2001

     The following table sets forth information concerning individual grants of stock options made during 2001 to each of the Named Executives.

                        OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------
                            INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------------------
                                                                             POTENTIAL REALIZABLE
                                       PERCENT OF                                  VALUE AT
                            NUMBER OF     TOTAL                              ASSUMED ANNUAL RATES
                           SECURITIES    OPTIONS                                   OF STOCK
                           UNDERLYING  GRANTED TO   EXERCISE                  PRICE APPRECIATION
                             OPTIONS    EMPLOYEES   OR BASE                       FOR OPTION
                             GRANTED    IN FISCAL     PRICE    EXPIRATION          TERM (3)
                                                                            -----------------------
          NAME              (#) (1)     YEAR (2)     ($/SH)       DATE         5%($)      10%($)
          (A)                 (B)          (C)         (D)         (E)          (F)         (G)
---------------------------------------------------------------------------------------------------

Mark Tapling.........          75,000     1.7%         1.09      9/30/01       51,412      130,288
                               25,000     0.6%         1.09      6/29/02       17,137       43,429

Kent Heyman..........         500,000    11.5%         0.25      9/25/11       78,612      199,218

Scott Schwartzman....          50,000     1.1%         1.09      2/26/11       34,275       86,859
                              450,000    10.3%         0.25      9/25/11       70,751      179,296

Charles Rudisill.....          37,497     0.9%         1.09      7/10/01       25,704       65,139
                               12,503     0.3%         1.09      4/10/02        8,571       21,720
                              125,000     2.9%         0.24     11/19/11       18,867       47,812

Roberto Aguas........          74,997     1.7%         1.09      9/24/01       51,410      130,283
                               25,003     0.6%         1.09      6/22/02       17,139       43,435
                              400,000     9.2%         0.25      6/22/02       62,889      159,374

Michael Chaplo.......          37,497     0.9%         1.09      7/10/01       25,704       65,139
                               12,503     0.3%         1.09      4/10/02        8,571       21,720

-----------

(1) Such options were granted pursuant to and in accordance with our 2000 Stock Plan. For a complete description of such plan, see Proposal No. 4 "Amendments to the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan."

(2) Based on 4,355,025 options granted to all employees during the 2001 fiscal year, including options granted to the Named Executives.

(3) Based on a grant date fair market value equal to the grant date exercise price per share of the applicable option for each of the Named Executives and assumes no adjustments to the grant date exercise price. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. Our actual stock price appreciation over the 10-year option term will likely differ from these assumed annual rates. Unless the market price of our Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executives.

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR END OPTION VALUES

     The following table sets forth information concerning each exercise of options during 2001 by each of the Named Executives and the year end value of unexercised in the money options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------
                                                    NUMBER OF
                                                    SECURITIES        VALUE OF
                                                    UNDERLYING      UNEXERCISED
                                                   UNEXERCISED      IN-THE-MONEY
                                                    OPTIONS AT       OPTIONS AT
                          SHARES                      FISCAL           FISCAL
                        ACQUIRED                     YEAR-END         YEAR-END
                            ON         VALUE           (#)             ($)(1)
                         EXERCISE     REALIZED     EXERCISABLE/     EXERCISABLE/
         NAME              (#)          ($)       UNEXERCISABLE    UNEXERCISABLE
          (A)              (B)          (C)            (D)              (E)
--------------------------------------------------------------------------------

Mark Tapling.........       --           --         157,500/0           0/0

Kent Heyman..........       --           --         0/500,000         0/35,000

Scott Schwartzman....       --           --       50,000/650,000      0/31,500

Charles Rudisill.....       --           --       35,555/125,000      0/10,000

Roberto Aguas........       --           --         153,570/0         7,000/0

Michael Chaplo.......       --           --          62,500/0           0/0

----------

(1) Based on a year end fair market value of the underlying securities equal to $0.32 per share, less the exercise price payable for such shares.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     All of our executive officers serve at the discretion of our Board of Directors.

     Under the provisions of Kent Heyman's letter of employment, dated as of August 23, 2001, Mr. Heyman is entitled to a salary of $225,000 per year, is eligible for a bonus of $100,000 per year based upon specific performance criteria to be determined by the Board and was offered options to purchase 1,000,000 shares of our Common Stock. In accordance with such letter, on September 25, 2001, Mr. Heyman received options to purchase 500,000 shares of our Common Stock with an exercise price of $0.25 per share. In addition, on January 1, 2002, Mr. Heyman also received options to purchase 500,000 shares of our Common Stock with an exercise price of $0.32 per share. Mr. Heyman is also entitled to participate in all of our standard benefit plans.

     Under the terms of Mark Tapling's letter of employment, Mr. Tapling was entitled to a severance package equal to six months of his base salary should his employment with us be terminated, whether voluntarily or not, without cause. Mr. Tapling resigned from his position with the Company effective as of September 5, 2001 and from our Board of Directors on January 24, 2002. His severance payments began on October 1, 2001. During 2001, we paid Mr. Tapling approximately $50,000 in severance payments.

     In connection with Mr. Rudisill's separation from the Company for the period from July 2001 to November 2001, we paid Mr. Rudisill approximately $51,250 in severance payments. In connection with Mr. Aguas's separation from the Company in September 2001, during 2001 we paid Mr. Aguas approximately $48,000 in severance payments. In connection with Mr. Chaplo's separation from the Company in July 2001, during 2001 we paid Mr. Chaplo approximately $89,458 in severance payments. In addition, we entered into severance arrangements with each of Messrs. Enand, Finkel and Joslin pursuant to which we made severance payments in 2001 of $99,999, $68,750 and $75,200, respectively.

     During the 2000 fiscal year, we made loans to certain of our executive officers to purchase shares of our Common Stock in connection with the exercise of certain of their outstanding options. Since the loans were due and payable 30 days from the date of termination of the executive's employment (including a termination in connection with a change of control), and immediately if we were to be acquired in a transaction that valued our shares at a price per share less than these executives paid for their shares, or if these executives were otherwise terminated at a time when our shares were worth less than the amount these executives paid for their shares, these executives would experience immediate and material financial losses. Such losses would be equal to the difference of the amount received by the executives for the shares purchased with the proceeds of the loans and the amount due on the loans. Accordingly, in order to ensure the continued employment of these executives and to ensure that these executives diligently performed their duties without distraction, on March 12, 2001, our Board of Directors adopted a Change of Control Benefit Plan. The Change of Control Benefit Plan provided that, in the event of a "Change of Control," as defined in the Change of Control Benefit Plan, or upon any termination of the executive's employment without "cause," as defined in our 2000 Stock Plan, or their resignation upon certain detrimental changes in their employment status, (i) all shares obtained upon option exercises which were "restricted" (that is, subject to forfeiture) would have such restriction lapse and (ii) the amount owed on the loans for the executives covered by the plan would be reduced by the value of the shares pledged as security for the loans, which shares would be surrendered to us, and the remaining loan amount would be forgiven by us. In addition, the covered executives will be provided with payments with respect to income and employment taxes incurred as a result of the loan forgiveness. In connection with their separation from the Company, such loans were forgiven for each of Messrs. Enand, Tapling, Finkel and Joslin. For information relating to such loan forgiveness, please see ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Under our 2001 bonus plan as approved by our Board, all senior executive officers are entitled to a severance package equal to six months of their base salary should their employment with us be terminated as a result of a change of control. Additionally, 100% of their annual bonus is automatically payable as a result of a change of control, with 50% paid at the closing of the transaction and 50% paid at the earlier of six months after the closing of the transaction or upon termination as a result of the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Thomas Unterberg and Timothy Wallace. From January 1, 2001 to June 11, 2001, the Compensation Committee was comprised of Mr. Wallace and Susanne Harrison, when Mr. Unterberg replaced Ms. Harrison who decided not to stand for re-election at the 2001 Annual Meeting of Stockholders.

     In May 2002, we intend to enter into a Note Purchase Agreement with Thomas Unterberg, a member of our Board of Directors, C.E. Unterberg, Towbin Private Equity Partners II, L.P., certain entities affiliated with Mr. Unterberg and other investors pursuant to which we expect to issue and sell to such investors in two separate closings, 10% convertible promissory notes for up to an aggregate principal amount of $3,000,000. The promissory notes will bear interest at 10% per annum payable semi-annually, at our option, in cash, or in additional promissory notes or a combination of cash and such additional promissory notes. The promissory notes shall be due and payable within eighteen months of the applicable closing date, at which time, unless earlier converted, the notes shall be repaid at 100% of the principal amount, plus accrued and unpaid interest. Subject to stockholder approval, the promissory notes shall be convertible at any time, at the option of the investors, into shares of our Common Stock.

     In connection with the execution of the Note Purchase Agreement, we intend to enter into a registration rights agreement pursuant to which we will register for resale by the investors the Common Stock, if issued, underlying the promissory notes. Under the registration rights agreement, we will be required to file a registration statement relating to the resale of the Common Stock underlying the promissory notes within 30 days of the first closing, and that registration statement must be declared effective by the Securities and Exchange Commission within 120 days of such date. If these filing dates and effective dates are not met or the registration statement's effectiveness lapses for any reason, we will be required to pay to the investors, in either cash or notes, an amount equal to 5% per annum of the principal amount of the promissory notes and any additional promissory notes.

     The Note Purchase Agreement will require us to pay the placement agent, C.E. Unterberg, Towbin, an aggregate cash fee of up to $250,000, $125,000 of which will be paid on the date the first closing, and the remaining $125,000 of which shall be payable, if at all, upon the issuance in full of the promissory notes at the second closing. Thomas Unterberg, a member of our Board of Directors, currently serves as the managing director of C.E. Unterberg, Towbin Private Equity Partners II, L.P., and is the Chairman of the placement agent.

     The foregoing description of the proposed promissory note transaction is based solely on information available to us as of the date of this filing and is subject to change as a result of negotiations between the parties.

     Neither of the members of our Compensation Committee has ever been an officer or employee of the Company. None of our executive officers has served or serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers on our Board of Directors or Compensation Committee. There are no, and during 2001, there were no Compensation Committee interlocks.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There were, as of March 31, 2002, approximately 366 holders of record and approximately 1,674 beneficial holders of our Common Stock. The following table sets forth certain information, as of March 31, 2002, with respect to holdings of our Common Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of the Common Stock outstanding as of such date, based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission, (ii) each of our directors (which includes all nominees) and Named Executives, and (iii) all directors, Named Executives and executive officers as a group.

                                                AMOUNT AND NATURE OF        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        BENEFICIAL OWNERSHIP(1)      OF CLASS(2)
------------------------------------           --------------------         --------
(i)   Certain Beneficial Owners:

C.E. Unterberg, Towbin L.P..................          4,657,660(3)            19.5%
      350 Madison Avenue
      New York, NY  10017

Norwest Equity Partners V, LP...............          2,655,570(4)            11.1%
      Suite 250
      245 Lytton Avenue
      Palo Alto, CA  94301

Jeffrey Pepper..............................          1,864,164(5)             7.8%
      c/o Eldervision.Net Inc.
      215 Allegheny Avenue
      Oakmont, PA  15139

Geocapital III, L.P.........................          1,788,574(6)             7.5%
      2 Executive Drive
      Fort Lee, NJ  07024

Bruce Molloy................................          1,397,662(7)             5.9%
      15 Brook Hollow Road
      Gladstone, NJ  07934

Rajiv Enand.................................          1,244,470(8)             5.2%
      526 Salem Drive
      Gibsonia, PA  15044

(ii)  Directors (which includes all
      nominees) and Named Executives:

Mark Tapling................................            292,500(9)             1.2%
Kent Heyman.................................                 --(10)             *
Scott Schwartzman...........................             50,000(11)             *
Charles Rudisill............................             50,000(12)             *
Roberto Aguas...............................            228,000(13)             *
Michael Chaplo..............................             62,500(14)             *
Thomas Unterberg............................          4,895,059(15)           20.5%
Robert Hemphill, Jr.........................                 --                 *
Timothy Wallace.............................             94,500(16)             *
George Goodman..............................                 --                 *
Bruce Molloy................................          1,397,662(17)            5.9%

(iii) All directors, Named Executives and
    executive officers as a group (12
    persons):...............................          7,070,221(18)           28.7%

---------------
* Less than 1%.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the person and entities named in the table have sole voting and investment power with respect to all shares.

(2) Applicable percentage of ownership for each holder is based on 23,863,167 shares of Common Stock outstanding on March 31, 2002, plus any Common Stock equivalent and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after March 31, 2002.

(3) Includes 4,604,441 shares of our Common Stock owned by, and warrants exercisable for 53,219 shares of our Common Stock held by, the following entities with which Mr. Unterberg is affiliated: C.E. Unterberg, Towbin Capital Partners I, L.P.; Unterberg Harris Private Equity Partners, LP; C.E. Unterberg, Towbin Private Equity Partners II, L.P.; C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P.; Tamar Technology Investors (Delaware), L.P.; Unterberg Harris Interactive Media Limited Partnership, CV; Unterberg Harris Private Equity Partners, CV; Marjorie and Clarence E. Unterberg Foundation, Inc.; C.E. Unterberg Towbin, LLC; and C.E. Unterberg, Towbin (a California Limited Partnership). Mr. Unterberg disclaims beneficial ownership of the 4,657,660 shares of Common Stock and warrants described in the preceding sentence except as to his proportionate interest in such entities.

(4) Includes 2,584,237 shares of our Common Stock owned by, and warrants exercisable for 71,333 shares of our Common Stock held by, Norwest Equity Partners V, LP. The sole general partner of Norwest is Itasca Partners V, L.L.P., whose managing partners are John E. Lindahl and George J. Still, Jr., and whose administrative partner is John P. Whaley. As a result of these relationships, Itasca Partners, Mr. Lindahl, Mr. Still and Mr. Whaley may be deemed to own beneficially the Common Stock owned by Norwest. Each of Itasca Partners, Mr. Lindahl, Mr. Still and Mr. Whaley disclaim beneficial ownership of our Common Stock owned beneficially by Norwest, other than, with respect to Itasca Partners, its beneficial interest in such securities as general partner of Norwest and, with respect to Mr. Lindahl, Mr. Still and Mr. Whaley, their respective beneficial interests in such securities through their interest in Itasca. Kevin Hall, a former member of our Board of Directors, may be deemed to own beneficially the securities owned by Norwest because he is affiliated with the general partner of Norwest. Mr. Hall disclaims beneficial ownership of the securities owned beneficially by Norwest, except for his beneficial interest in such securities through his interest in the general partner of Norwest. Mr. Hall resigned from our Board of Directors effective October 11, 2001.

(5) Includes an aggregate of 210,000 shares owned by two separate trusts of which Mr. Pepper is co-trustee and his children are beneficiaries. Mr. Pepper is one of our co-founders and previously served as our Chief Executive Officer.

(6) As disclosed on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001, assuming no changes in beneficial ownership since such filing.

(7) As disclosed on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002. Includes 25,000 shares of our Common Stock owned by Mr. Molloy's wife and 26,625 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date.

(8) Includes 1,000,000 shares owned by Oak Haven Partners, a partnership controlled by Mr. Enand and an aggregate of 119,000 shares owned by two separate trusts of which Mr. Enand is co-trustee and his children are beneficiaries. Mr. Enand is one of our co-founders and previously served as our Chief Executive Officer and Chairman of our Board of Directors.

(9) Includes 292,500 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date. Mr. Tapling resigned as our President and Chief Executive Officer effective September 5, 2001. Mr. Tapling resigned from our Board of Directors as of January 24, 2002.

(10) Mr. Heyman was appointed our President and Chief Executive Officer effective as of September 5, 2001.

(11) Includes 50,000 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date.

(12) Includes 50,000 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date.

(13) Includes 228,000 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date. Mr. Aguas resigned from his position with the Company as of September 24, 2001.

(14) Includes 62,500 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date. Mr. Chaplo resigned from his position with the Company as of July 10, 2001.

(15) Includes 4,604,441 shares of our Common Stock owned by, and warrants exercisable for 53,219 shares of our Common Stock held by, the following entities with which Mr. Unterberg is affiliated: C.E. Unterberg, Towbin Capital Partners I, L.P.; Unterberg Harris Private Equity Partners, LP; C.E. Unterberg, Towbin Private Equity Partners II, L.P.; C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P.; Tamar Technology Investors (Delaware), L.P.; Unterberg Harris Interactive Media Limited Partnership, CV; Unterberg Harris Private Equity Partners, CV; Marjorie and Clarence E. Unterberg Foundation, Inc.; C.E. Unterberg Towbin, LLC; and C.E. Unterberg, Towbin (a California Limited Partnership). Mr. Unterberg disclaims beneficial ownership of the 4,657,660 shares of Common Stock and warrants described in the preceding sentence except as to his proportionate interest in such entities. Also includes 231,225 shares of our Common Stock beneficially owned by Mr. Unterberg. Also includes 4,125 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date. Also includes 2,049 warrants exercisable for shares of our Common Stock as of March 31, 2002 or 60 days after such date. Excludes 12,500 shares of our Common Stock owned by Mr. Unterberg's wife, as to which Mr. Unterberg disclaims beneficial ownership.

(16) Includes 94,500 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date.

(17) Includes 25,000 shares of our Common Stock owned by Mr. Molloy's wife and 26,625 shares of our Common Stock underlying options which are exercisable as of March 31, 2002 or 60 days after such date.

(18) See Notes 9 through 17.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information relating to the proposed sale and issuance of 10% convertible promissory notes in the aggregate principal amount of $3,000,000, certain registration rights and the payment of certain placement fees in connection with such transaction involving Mr. Unterberg, who currently serves, and during 2001 served, as a member of our Compensation Committee, please see
ITEM 11 "EXECUTIVE COMPENSATION -- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

     On July 20, 2001, we completed the sale of all our rights, title and interest in and to the property and assets used by our Content Business to RightAnswers LLC ("RightAnswers"). The Content Business was engaged in the business of providing a subscription based service that enables users to access a continuously updated database of problem solution pairs to solve their technical support problems. The sale was completed in accordance with the terms of a Purchase and Sale Agreement (the "Agreement"), dated July 29, 2001, between the Company and RightAnswers.

     RightAnswers was organized to acquire our Content Business. RightAnswers' Chief Executive Officer, Mark Finkel, was our Chief Financial Officer from January 2000 to July 2001.

     The consideration we received for the transactions contemplated under the Agreement consisted of an assumption of approximately $500,000 of net liabilities associated with our Content Business by RightAnswers in excess of the assets and properties transferred to RightAnswers, subject to post-closing adjustments. Our Board of Directors unanimously approved the Agreement, the transactions contemplated under the Agreement and the consideration to be received by us under the Agreement.

     In connection with Mr. Finkel's separation from the Company in July 2001, we paid Mr. Finkel approximately $68,750 in severance payments during 2001 and, in exchange for the forfeiture of 300,000 shares of our Common Stock, forgave loans to Mr. Finkel in the aggregate amount of approximately $288,046, including certain related payments for applicable federal, state and local income taxes.

     In connection with Mr. Tapling's separation from the Company in September 2001, we paid Mr. Tapling approximately $50,000 in severance payments during 2001 and, in exchange for the forfeiture of 340,000 shares of our Common Stock, forgave loans to Mr. Tapling in the aggregate amount of approximately $348,267, including certain related payments for applicable federal, state and local income taxes.

     In connection with the separation of Rajiv Enand, our former Chairman of the Board, from the Company in June 2001, we paid Mr. Enand approximately $99,999 in severance payments during 2001 and, in exchange for the forfeiture of 100,000 shares of our Common Stock, forgave loans to Mr. Enand in the aggregate amount of approximately $229,703, including certain related payments for applicable federal, state and local income taxes.

     In connection with the separation of Richard Joslin, our former Vice President of Customer Care, from the Company in June 2001, we paid Mr. Joslin approximately $75,200 in severance payments during 2001 and, in exchange for the forfeiture of 61,750 shares of our Common Stock, forgave loans to Mr. Joslin in the aggregate amount of approximately $95,723, including certain related payments for applicable federal, state and local income taxes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oakmont, Commonwealth of Pennsylvania on April 30, 2002.

                                          SERVICEWARE TECHNOLOGIES, INC.


                                          By:  /s/ Kent Heyman
                                             --------------------------------
                                             KENT HEYMAN
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
        ---------                        --------                   ----

  /s/ Kent Heyman                President, Principal            April 30, 2002
---------------------------      Executive Officer and
Kent Heyman                      Director


  /s/ Richard Liebman            Interim Chief Financial         April 30, 2002
---------------------------      Officer, Principal
Richard Liebman                  Financial and Accounting
                                 Officer


            *                    Director                        April 30, 2002
---------------------------
Thomas Unterberg

            *                    Director                        April 30, 2002
---------------------------
George Goodman

            *                    Director                        April 30, 2002
---------------------------
Robert Hemphill

            *                    Director                        April 30, 2002
---------------------------
Bruce Molloy

            *                    Director                        April 30, 2002
---------------------------
Timothy Wallace

* By the signatures set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission has signed this Amendment to the Annual Report on Form 10-K on behalf of the persons indicated.

/s/  Kent Heyman
---------------------------
Kent Heyman
(Attorney-in-Fact)


/s/  Richard Liebman
---------------------------
Richard Liebman
(Attorney-in-Fact)