Form 10-Q
period 2002-03-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2002-05-15
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-30277


                         SERVICEWARE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                      25-1647861
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


 333 ALLEGHENY AVENUE, SUITE 301 NORTH
              OAKMONT, PA                                   15139
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's Telephone Number, Including Area Code: (412) 826-1158


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock outstanding as of the close of business on May 10, 2002 was 23,863,167.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                PAGE NO.
                                                                                                              --------

ITEM 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...............................   2

         Consolidated Statements of Operations for the three months
         ended March 31, 2002 and 2001........................................................................   3

         Consolidated Statement of Stockholders' Equity for the three months ended
         March 31, 2002 ......................................................................................   4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001..............................................................................   5

         Notes to Consolidated Financial Statements...........................................................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................................  10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................  21


PART II. OTHER INFORMATION

ITEM 5.  Other Information....................................................................................  23

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................  24

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                                        MARCH 31,  DECEMBER 31,
                                                                                           2002        2001
                                                                                         --------    --------
                                                                                          (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents                                                             $  1,381    $  4,790
   Short term investments                                                                   1,001           -
   Accounts receivable, less allowance for doubtful accounts of $306 as of March 31,
      2002 and $376 in 2001                                                                 3,161       1,981
   Other current assets                                                                       785         998
                                                                                         --------    --------
            Total current assets                                                            6,328       7,769
Non current assets
   Purchased technology, net of amortization of $1,596 as of March 31, 2002 and
      $1,448 in 2001                                                                          185         333
   Property and equipment
      Office furniture, equipment, and leasehold improvements                               2,025       2,189
      Computer equipment                                                                    6,536       6,533
                                                                                         --------    --------
            Total property and equipment                                                    8,561       8,722
      Less accumulated depreciation                                                        (6,149)     (5,805)
                                                                                         --------    --------
   Property and equipment, net                                                              2,412       2,917
   Intangible assets, net of accumulated amortization of $12,191 as of March 31, 2002
      and $12,091 in 2001                                                                   2,717       2,817
   Other non current assets                                                                    50          50
                                                                                         --------    --------
            Total long term assets                                                          5,364       6,117
                                                                                         --------    --------
            Total assets                                                                 $ 11,692    $ 13,886
                                                                                         ========    ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                           770         628
   Accrued compensation and benefits                                                          344         801
   Deferred revenue - licenses                                                                785         940
   Deferred revenue - services                                                              2,955       2,783
   Restructuring reserve                                                                      867       1,052
   Other current liabilities                                                                  855         929
                                                                                         --------    --------
            Total current liabilities                                                       6,576       7,133
Non current deferred revenue - licenses                                                       134           -
Non current deferred revenue - services                                                         -         293
Other non current liabilities                                                                 127         150
                                                                                         --------    --------
            Total liabilities                                                               6,837       7,576
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,655 and 24,655 shares issued
      and 23,863 and 23,828 shares outstanding in 2002 and 2001, respectively                 247         247
   Additional paid in capital                                                              71,852      71,774
   Treasury stock, 792 and 827 shares in 2002 and 2001, respectively                         (294)       (307)
   Deferred compensation and other                                                           (105)       (114)
   Warrants                                                                                 1,414       1,414
   Accumulated other comprehensive loss:
      Currency translation account                                                            (31)        (24)
   Retained deficit                                                                       (68,228)    (66,680)
                                                                                         --------    --------
            Total stockholders' equity                                                      4,855       6,310
                                                                                         --------    --------
            Total liabilities and stockholders' equity                                   $ 11,692    $ 13,886
                                                                                         ========    ========

              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                             2002        2001
                                                         --------    --------
Revenues
   Licenses                                              $  1,004    $    947
   Services                                                 1,549       1,394
                                                         --------    --------
      Total revenues                                        2,553       2,341
Cost of revenues
   Cost of licenses                                           304         863
   Cost of services                                         1,059       3,332
                                                         --------    --------
      Total cost of revenues                                1,363       4,195
                                                         --------    --------
Gross margin                                                1,190      (1,854)
Operating expenses
   Sales and marketing                                      1,198       5,252
   Research and development                                   499       2,089
   General and administrative                                 930         885
   Intangible assets amortization                             100       1,266
   Restructuring and other non-recurring charges               25       1,967
                                                         --------    --------
      Total operating expenses                              2,752      11,459
                                                         --------    --------
Loss from operations                                       (1,562)    (13,313)
Other income (expense)
   Interest expense                                           (13)        (21)
   Other (net)                                                 27         368
                                                         --------    --------
Other income (expense), net                                    14         347
                                                         --------    --------
Net loss from continuing operations                        (1,548)    (12,966)
Net income (loss) from discontinued operations                  -         399
                                                         --------    --------
Net loss                                                 $ (1,548)   $(12,567)
                                                         ========    ========

Net (loss) income per common share, basic and diluted:
   Continuing operations                                 $  (0.06)   $  (0.54)
   Discontinued operations                                      -        0.02
                                                         --------    --------
Net loss per share                                       $  (0.06)   $  (0.52)
                                                         ========    ========

Shares used in computing per share amounts                 23,856      24,356
                                                         ========    ========

              See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                                 ACCUMULATED
                                             ADDITIONAL                   DEFERRED                  OTHER                  TOTAL
                              COMMON STOCK    PAID IN   TREASURY STOCK  COMPENSATION            COMPREHENSIVE           STOCKHOLDERS
                              SHARES  AMOUNT  CAPITAL   SHARES  AMOUNT    AND OTHER   WARRANTS   (LOSS) GAIN   DEFICIT    EQUITY
                              ------  ------  -------   ------  ------    ---------   --------   -----------   -------    ------
Balance at December 31, 2001  23,828   $ 247  $71,774    827   $ (307)     $(114)     $1,414      $ (24)      $(66,680)   $ 6,310
Exercise of stock options         35                     (35)      13                                                          13
Stock based compensation                           78                                                                          78
Amortization of warrants                                                       9                                                9
Comprehensive (loss) gain:
Currency translation adjustment                                                                      (7)                       (7)
Net loss                                                                                                        (1,548)    (1,548)
                                                                                                  -----       --------    -------
Total comprehensive (loss) gain
                              ------   -----  -------    ---   ------     ------      ------      -----       --------    -------
Balance at March 31, 2002     23,863   $ 247  $71,852    792   $ (294)    $ (105)     $1,414      $ (31)      $(68,228)   $ 4,855
                              ======   =====  =======    ===   ======     ======      ======      =====       ========    =======

              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       2002        2001
                                                                     --------    --------
Cash flows from operating activities
Net loss                                                             $ (1,548)   $(12,567)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation and amortization                                       752       2,030
      Stock based compensation                                             78        (102)
      Other non cash items                                                 (5)        (19)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                       (1,180)      1,351
      Decrease in other assets                                            213          98
      Increase in accounts payable                                        142         327
      Decrease in accrued compensation                                   (457)        (28)
      Decrease in deferred revenue                                       (143)       (105)
      (Decrease) increase in other liabilities                           (209)      1,223
      Decrease in net current liability of discontinued operations          -        (212)
                                                                     --------    --------
Net cash used in operating activities                                  (2,357)     (8,004)
                                                                     --------    --------

Cash flows from investing activities
   Purchases of short term investments                                 (1,001)     (1,697)
   Sales of short term investments                                          -       4,000
   Property and equipment acquisitions                                     (7)       (452)
                                                                     --------    --------
Net cash (used in) provided by investing activities                    (1,008)      1,851
                                                                     --------    --------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                    (8)        (17)
   Repayments of principal of term loans                                  (43)        (43)
   Proceeds from stock option exercises                                    13          19
                                                                     --------    --------
Net cash used in financing activities                                     (38)        (41)

Effect of exchange rate changes on cash                                    (6)         (7)

Decrease in cash and cash equivalents                                  (3,409)     (6,201)
Cash and cash equivalents at beginning of period                        4,790      12,048
                                                                     --------    --------
Cash and cash equivalents at end of period                           $  1,381    $  5,847
                                                                     ========    ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                            $     10    $     15
                                                                     ========    ========

              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

NOTE 2. UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of March 31, 2002 and related unaudited consolidated statements of operations for the three months ended March 31, 2002 and 2001, unaudited consolidated statement of cash flows for the three months ended March 31, 2002 and 2001 and the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference into the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentation. Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the three months ended March 31, 2002 and 2001, reimbursed expenses totaled approximately $92,000 and $75,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $480,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

NOTE 3. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED MARCH 31,
                                                      2002        2001
                                                    --------    --------
                                                       (in thousands)
Numerator:
   Net loss from continuing operations              $ (1,548)   $(12,966)
   Net income (loss) from discontinued operations          -         399
                                                    --------    --------
   Net loss                                           (1,548)    (12,567)
                                                    ========    ========

Denominator:
   Denominator for basic and diluted earnings per
      share-weighted average shares                   23,856      24,356
                                                    ========    ========


Basic and diluted net (loss) income per share:
   Continuing operations                            $  (0.06)   $  (0.54)
   Discontinued operations                                 -        0.02
                                                    --------    --------
Net loss per share                                  $  (0.06)   $  (0.52)
                                                    ========    ========


Dilutive securities include options and warrants as if converted. Potentially dilutive securities totaling 7,099,943 and 4,922,410 for the three months ended March 31, 2002 and 2001, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4. ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires an annual impairment review to be performed. As a result of the adoption of SFAS 142, amortization expense for the three months ended March 31, 2002 decreased by approximately $1,033,000 compared to the three months ended March 31, 2001 due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Company's intangible assets. In accordance with SFAS 142, the Company has six months from the initial date of adoption, or until June 30, 2002, to complete its transitional impairment review and does not anticipate recognizing an impairment loss.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per share as if SFAS 142 had been in effect for the period presented:

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2002           2001
                                                    ----------     ----------
          Net income:                                     (in thousands)

          As reported                               $   (1,548)    $  (12,567)
          Goodwill amortization                              -          1,033
                                                    ----------     ----------
          As adjusted                                   (1,548)    $  (11,534)
                                                    ==========     ==========

          Basic and diluted net income per share
          As reported                               $    (0.06)    $    (0.54)
          Goodwill amortization                              -           0.04
                                                    ----------     ----------
          As adjusted                               $    (0.06)    $    (0.50)
                                                    ==========     ==========

Intangible assets resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following:

                                                                              Amortization
Description                                                        Amount        Period
----------------------------------------------------------------------------------------
                                                               (in thousands)

Value of employees                                                $  1,042      2 years
Customer list                                                        1,043      4 years
Noncompetition agreement                                               345      3 years
Goodwill                                                            12,394      3 years
Total intangible assets resulting from the Molloy acquisition       14,824
Payment for rights to the "ServiceWare" name                            75      3 years
Other                                                                    9      1 year
                                                                  --------
Total intangible assets                                             14,908
Less accumulated amortization                                      (12,191)
                                                                  --------
Intangible assets, net                                            $  2,717
                                                                  ========

Intangible assets are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years).

Future aggregate amortization expense related to other intangible assets is as follows:

        Year ending December 31,
        ------------------------                          (in thousands)
                   Remainder of 2002                           $  246
                   2003                                           147
                                                       --------------------
                                                               $  393
                                                       ====================

NOTE 5. RECEIVABLES

Receivables consist of the following:

                                                 MARCH 31,       DECEMBER 31,
                                                   2002             2001
                                                  -------          -------
                                                       (in thousands)
Billed receivables                                $ 2,372          $ 1,262
Unbilled receivables                                1,095            1,095
                                                  -------          -------
                                                    3,467            2,357
Allowance for doubtful accounts                      (306)            (376)
                                                  -------          -------
Net receivables                                   $ 3,161          $ 1,981
                                                  =======          =======

Unbilled receivables consist of non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms and travel expenses to be billed to customers.

NOTE 6. DEBT

As of March 31, 2002, the Company had a secured credit facility with PNC Bank. This facility originally consisted of three sub-facilities: a revolving credit facility, a convertible equipment loan and a term loan. On June 8, 2000, the equipment loan was converted to a term loan. At March 31, 2002 and December 31, 2001, $215,164 and $258,197, respectively, was outstanding and classified as other current liabilities due to the uncertainty of the Company's ability to meet the new loan covenants. In April 2002, this loan was repaid in full.

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

The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $1.6 million for the three months ended March 31, 2001.

NOTE 8. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In February 2001, the Company announced a strategic restructuring to reduce its cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plan of restructuring approved by the Board of Directors required a charge to operations of $1.9 million. Costs of the plan included severance and other benefit costs of $471,000, costs for reduction and relocation of facilities of $1,231,000, termination costs for certain service contracts of $115,000 and an equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001. In the fourth quarter 2001, the Company reduced this accrual by $0.2 million to reflect changes in assumptions made for the initial charge.

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

As of March 31, 2002, $1,693,000 of severance benefits and other costs related to the restructuring plans had been paid of which $185,000 was during the first three months of 2002. The remaining restructuring liability of $867,000, principally related to reduction of facilities and certain contracts, is expected to be fully amortized through June 2003.

Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with the repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:

                                                          THREE MONTHS ENDED MARCH 31,
                                                               2002        2001
                                                              ------      ------
                                                                (in thousands)
   Restructuring costs                                        $    -     $1,856

   Other severance costs                                          25        111
                                                              ------     ------
   Total restructuring and other non-recurring charges        $   25     $1,967
                                                              ======     ======


NOTE 9. SUBSEQUENT EVENTS

On April 1, 2002, the Company signed a binding commitment letter to sell a total of $3,000,000 of Convertible Notes to affiliates of a current investor who is also a director of the Company. The first tranche of $1,425,000, less transaction costs of approximately $165,000, was received on May 7, 2002. The notes mature 18 months from the closing date, bear interest at 10% per annum, and, subject to stockholder approval, are convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share for the first tranche of notes. Interest can be paid in cash or additional notes, at the option of the Company. The Notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. The Company is seeking shareholder approval to sell an additional $1,575,000 of Notes under the arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 15 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

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

Founded in 1991 in Oakmont, Pennsylvania, we sell our products throughout the United States and have a European subsidiary based in the United Kingdom.

In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we would significantly reduce costs and focus our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 55, 75 and 50 employees were laid off in February, July and October 2001, respectively. As a result, our net loss for first quarter 2002 decreased to $1.5 million, or $0.06 per share, compared to a loss of $12.6 million, or $0.52 per share for the first quarter 2001.

     On February 14, 2002, we received a compliance notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock had failed to maintain a minimum bid price per share of $1.00 over the last 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5).

     In response to the letter from Nasdaq, we submitted an application to transfer the listing of our common stock to The Nasdaq SmallCap Market. This application was granted and our common stock has been trading on the Nasdaq Small Cap Market since April 24, 2002. As a result, we will be afforded an additional 180-day grace period which will extend the delisting determination until August 13, 2002. We may also be eligible for an additional 180-day grace period provided that we meet the initial listing criteria for the SmallCap Market under Market Place Rule 4310(c)(2)(A). There can be no assurance that we will remain compliant with the applicable continued listing requirements.

     If our common stock is unable to meet the minimum maintenance requirements during the extended grace period, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and we would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel.

     If our common stock would be delisted by Nasdaq, we believe that our securities would be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

     Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

     If we trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, this may make it more difficult to raise funds in the future. Changes in equity markets in the past year have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If additional financing is not available to us we may need to dramatically change our business strategy and direction, including pursuing options to sell or merge our business, or liquidate.

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

FACTORS AFFECTING FUTURE OPERATIONS

Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

REVENUES

We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 2% and 8% of total revenues in first quarter 2002 and fiscal 2001. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

COST OF REVENUES

Cost of license revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs, amortization of purchased technology, and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, fees for sub-contractors, and the costs associated with maintaining our customer support site.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:



                                                              THREE MONTHS ENDED MARCH 31,
                                                                2002           2001
                                                               ------         ------
      Revenues
         Licenses                                               39.3%          40.5%
         Services                                               60.7           59.5
                                                              ------         ------
            Total revenues                                     100.0          100.0
      Cost of revenues
         Cost of licenses                                       11.9           36.9
         Cost of services                                       41.5          142.3
                                                              ------         ------
            Total cost of revenues                              53.4          179.2
                                                              ------         ------
      Gross margin                                              46.6          (79.2)
      Operating expenses
         Sales and marketing                                    46.9          224.4
         Research and development                               19.5           89.3
         General and administrative                             36.4           37.8
         Intangible assets amortization                          3.9           54.1
         Restructuring and other non-recurring charges           1.0           84.0
                                                              ------         ------
            Total operating expenses                           107.8          489.6
                                                              ------         ------
      Loss from operations                                     (61.2)        (568.9)
      Other income (expense), net                                0.5           14.8
                                                              ------         ------
      Net loss from continuing operations                      (60.6)        (554.0)
      Net income from discontinued operations                    0.0           17.1
                                                               ------         ------
      Net loss                                                 (60.6)%       (536.9)%
                                                              ======         ======


THREE MONTHS ENDED MARCH 30, 2002 AND 2001

REVENUES

Total revenues increased 9.1% to $2.6 million in first quarter 2002 from $2.3 million in first quarter 2001. License revenues increased 6.0% to $1.0 million in first quarter 2002 from $0.9 million in first quarter 2001. The increase in license revenues was primarily attributable to an increase in the number of sales of licenses to both new and existing customers. The average license revenue recognized from sales to existing customers increased 56.1% to $47,000 in first quarter 2002 from $30,000 in first quarter 2001. In first quarter 2002, we recognized revenue from 8 new customers versus 3 new customers in first quarter 2001.

Service revenues in total increased 11.2% to $1.5 million in first quarter 2002 from $1.4 million in first quarter 2001. The net increase is primarily a result of increased billable hours.

COST OF REVENUES

Cost of revenues decreased to $1.4 million in first quarter 2002 from $4.2 million in first quarter 2001. Cost of revenues as a percentage of revenues decreased to 53.4% from 179.2%, resulting in gross margin of 46.6% for the first quarter 2002 compared to negative 79.2% for first quarter 2001.

Cost of license revenues decreased to $0.3 million in first quarter 2002 from $0.9 million in first quarter 2001. Cost of license revenues as a percentage of revenues decreased to 11.9% from 36.9%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties and costs incurred only in 2001 for equipment for specific implementations.

Cost of service revenues decreased to $1.1 million in first quarter 2002 from $3.3 million in first quarter 2001, and as a percentage of revenues decreased to 41.5% from 142.3%. The decrease in the cost of service revenues was primarily attributable to a decrease in the use of third parties to perform services, a decrease in travel expenses, and a 67.3% decrease in staff to 18 in first quarter 2002 from 55 in first quarter 2001.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $1.2 million, or 46.9% of revenues, in first quarter 2002 from $5.3 million, or 224.4% of revenues, in first quarter 2001. The decrease is attributable to a reduction in sales and marketing staff of 74.3% to 19 in first quarter 2002 from 74 in first quarter 2001, and a decrease in expenses for marketing programs of 91.5% to $64,000 in first quarter 2002 from $0.8 million in first quarter 2001.

Research and Development. Research and development expenses decreased to $0.5 million, or 19.5% of revenues, in first quarter 2002 from $2.1 million, or 89.3% of revenues, in first quarter 2001. The decrease is principally the result of a 85.7% reduction in software development staffing levels to 6 in first quarter 2002 from 42 in first quarter 2001 and decreased use of third parties.

General and Administrative. General and administrative expenses remained steady at $0.9 million, or 36.4% of revenues in first quarter 2002 and $0.9 million, or 37.8% of revenues in first quarter 2001. Decreases from a 42.1% reduction in staff to 11 in first quarter 2002 from 19 in first quarter 2001 and a reduction of bad debt expense were offset by increases in legal and accounting expenses.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, or 3.9% of revenues in first quarter 2002 from $1.3 million, or 54.1% of revenues in first quarter 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill.

Restructuring and other non-recurring charges. Restructuring and other non-recurring charges decreased to $25,000, or 1.0% of revenues, in first quarter 2002 from $2.0 million, or 84.0% of revenues, in first quarter 2001. In first quarter 2001, we incurred a restructuring charge of $1.9 million representing severance benefits and costs resulting from the lay off of 55 employees in February 2001 of $0.5 million, reduction and relocation of certain facilities costs of $1.2 million, and termination costs for certain services and equipment write off of $0.2 million. Other non-recurring charges in first quarter 2002 of $25,000 consist of a tax gross-up related to forgiveness of stockholder loans. Other non-recurring charges in first quarter 2001 of $111,000 consist of severance charges for senior executives.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. First quarter 2002 results reflect a net other income of $14,000 or 0.5% of revenues compared to a net other income of $347,000 or 14.8% of revenues in first quarter 2001. The decrease was primarily a result of a decrease in interest earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and borrowings.

     We have incurred a net loss of $1.5 million in the first quarter 2002. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2002, however we may continue to incur net losses for the foreseeable future.

     We continue to use cash for operating activities as a result of our net losses. We expect the levels of cash used by current operations to be substantially lower during 2002 due to lower personnel and office costs as a result of our restructuring activities.

     The significant increase in accounts receivable in first quarter 2002 compared to the decrease in first quarter 2001 is the result of an unusually low accounts receivable balance at December 31, 2001 due to a significant payment received promptly from a major customer in December 2001 for a sale made that month. Decreases in accrued compensation and other liabilities in first quarter 2002 are the result of severance payments made. The significant increase in other liabilities in first quarter 2001 is the result of the accrual for restructuring charges.

     Net cash provided by investing activities was primarily attributable to sales of short-term investments. Consistent with the decline in revenues and overall cost cutting, our need for capital spending for new equipment also declined.

     On April 1, 2002, we signed a binding commitment letter to sell a total of $3,000,000 of Convertible Notes to a current investor. The first tranche of $1,425,000,less transaction costs of approximately $165,000, was received on May 7, 2002. The notes mature 18 months from the closing date, bear interest at 10% per annum, and, subject to approval, are convertible at any time at the option of the holder, into shares of our common stock at a conversion price of $0.30 per share for the first tranche of notes. Interest can be paid in cash or additional notes, at our option. The Notes will be senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. We are seeking stockholder approval to sell an additional $1,575,000 of Notes under the arrangement

     As of March 31, 2002, we had $2.4 million in cash and cash equivalents and short term investments. We believe that our existing cash balances along with the proceeds of the Convertible Notes should be sufficient to meet anticipated cash requirements for the next 12 months. We have taken steps to reduce our recurring costs to approximate our anticipated levels of revenue which included lay offs in February, July and October 2001 of approximately 55,75, and 50 employees, respectively.

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

     We have a secured credit facility with PNC Bank consisting of a term loan. No additional borrowings can be made under this facility. The term loan of approximately $215,000 at March 31, 2002 was repaid in full in April 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, we netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the three months ended March 31, 2002 and 2001, reimbursed expenses totaled approximately $92,000 and $75,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $480,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. As a result, expense of $2.3 million will not be recognized during the first six months of 2002 that would have fully amortized the balance of goodwill. During 2002, we will perform the new required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we do not anticipate recognizing an impairment loss.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we may continue to experience negative cash flow from operations for the next few quarters. We cannot, however, assure investors that we will attain break-even cash flow from operations at any particular time in the future, or at all.

     We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations in the next 12 months. However, we may pursue additional financing to fund operations. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

IF WE ARE NOT ABLE TO OBTAIN SUCH CAPITAL, WE MAY NEED TO DRAMATICALLY CHANGE OUR BUSINESS STRATEGY AND DIRECTION, INCLUDING PURSUING OPTIONS TO SELL OR MERGE OUR BUSINESS, OR LIQUIDATE.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL QUARTERS AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of March 31, 2002, we had an accumulated deficit of $68.2 million. We have not achieved profitability on a quarterly or annual basis to date. In the first quarter 2002, we incurred net losses of $1.5 million and in fiscal 2001, we incurred net losses of $29.7 million. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not increase, our losses will continue.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR CONVERTIBLE NOTES WHEN DUE.

The convertible notes we issued in May 2002 and intend to issue after stockholder approval in June 2002 will be due in fourth quarter 2003. If our stockholders do not ratify this transaction or to the extent the note purchasers do not elect to convert the notes into common stock, our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. We cannot give assurance that our business will generate sufficient cash flow from operations to meet this repayment requirement. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.7 years. Additionally, we have experienced a high turn-over rate in some of our senior management positions in the past few years. Continued high turn-over in management positions could have an adverse effect on our operations,business, and prospects.

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

     Since the announcement of our corporate restructuring in February 2001, we have reallocated our resources to the ongoing enhancement of our eService Suite software product and in July 2001 sold our Content business. Because our current line of software products is relatively new, our historical financial results may not be helpful in evaluating our prospects.

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

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in recent quarters have fluctuated from $3.5 million in second quarter 2001 to $2.3 million in third quarter 2001 to $4.4 million in fourth quarter 2001 to $2.6 million in first quarter 2002. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may miss recognizing expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

THE LOW PRICE OF OUR COMMON STOCK AND THE LOW MARKET VALUE OF PUBLIC FLOAT COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     If our common stock is delisted by Nasdaq and our securities begin to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

     Delisting from Nasdaq will make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and might establish other foreign subsidiaries. Revenues from international clients were 2% in the first quarter 2002 and 8% in fiscal 2001, but historically have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         Pursuant to the terms of a binding commitment letter signed on April 1, 2002, we entered into a Note Purchase Agreement on May 6, 2002 with C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P., C.E. Unterberg, Towbin Private Equity Partners II, L.P., certain other entities affiliated with Thomas Unterberg, a member of our Board of Directors, and other investors (the "Investors") pursuant to which we expect to issue and sell to the Investors in two separate closings, 10% convertible promissory notes (the "Notes") for up to an aggregate principal amount of $3,000,000. The Notes will bear interest at 10% per annum payable semi-annually, at our option, in cash, or in additional promissory notes (the "Additional Notes") or a combination of cash and Additional Notes. The Notes shall be due and payable within eighteen months of the applicable closing date, at which time, unless earlier converted (as discussed more fully below), the Notes shall be repaid at 100% of the principal amount, plus accrued and unpaid interest. Subject to stockholder approval, the Notes shall be convertible at any time, at the option of the Investors, into that number of shares of Common Stock equal to the principal amount of the Notes, plus accrued and unpaid interest, divided by the applicable Conversion Price (as defined below).

         At the first closing on May 6, 2002, we issued promissory notes to the Investors for the aggregate principal amount of $1,425,000 (the "Initial Notes").

         The Note Purchase Agreement provides for a second closing at which we intend to issue to the Investors promissory notes for up to the aggregate principal amount of $1,575,000 (the "Second Notes"). If the second closing does not occur on or prior to June 30, 2002, for any reason, the obligations of the Company and the Investors to effect the second closing may terminate. In addition, in the event our stockholders do not approve the conversion of the Notes into shares of our Common Stock, the second closing will not occur.

         The Conversion Price of the Initial Notes is equal to $0.30. The Conversion Price of the Second Notes (if issued) shall be negotiated among the parties, however, such Conversion Price shall be equal to no less than 60% of the average closing price of our Common Stock as listed on the Nasdaq SmallCap Market for the ten trading days immediately preceding the second closing.

         Assuming the Conversion Price of the Second Notes is $0.2934 (60% of the average closing price of our Common Stock for the ten trading days immediately preceding April 22, 2002, the record date for our annual stockholder meeting), and assuming the conversion of the Notes into Common Stock (excluding accrued and unpaid interest), the Notes will be convertible into an aggregate of approximately 10,118,098 shares of our Common Stock, representing approximately 29.8% of the outstanding shares of our Common Stock as of the record date of our annual stockholder meeting, including the shares of Common Stock issuable upon conversion of the Notes. The number of shares of our Common Stock issuable upon conversion of the Second Notes, however, will depend on the Conversion Price we negotiate with the Investors.

         The Notes may not be converted into shares of our Common Stock unless and until our stockholders approve the terms and conditions of such conversion. The Notes are unsecured and contain no financial covenants. We expect to use the proceeds from the issuance of the Notes for working capital and general corporate purposes.

         C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P., C.E. Unterberg, Towbin Private Equity Partners II, L.P. and certain other entities affiliated with Mr. Unterberg acquired $1,390,000 of the Initial Notes and, subject to stockholder approval, are expected to purchase all of the Second Notes. The Note Purchase Agreement requires us to pay the placement agent, C.E. Unterberg, Towbin (the "Agent"), an aggregate cash fee of up to $250,000, $125,000 of which was paid on the date the Initial Notes were issued, and the remaining $125,000 of which shall be payable, if at all, upon the issuance in full of the Second Notes. Mr. Unterberg currently serves as a managing member of the general partner of each of C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P. and C.E. Unterberg, Towbin Private Equity Partners II, L.P., and is the Chairman of the Agent. Currently, Mr. Unterberg and entities affiliated with Mr. Unterberg beneficially own an aggregate of approximately 20% of our Common Stock prior to this transaction.

         In connection with the execution of the Note Purchase Agreement, we entered into a registration rights agreement pursuant to which we will register for resale by the Investors the Common Stock, if issued, underlying the Initial Notes and the Second Notes. Under the registration rights agreement, we will be required to file a registration statement relating to the resale of the Common Stock underlying the Notes within 30 days of the issuance of the Initial Notes, and that registration statement must be declared effective by the Securities and Exchange Commission within 120 days of such date. If these filing dates and effective dates are not met or the registration statement's effectiveness lapses for any reason, we will be required to pay to the Investors, in either cash or notes, an amount equal to 5% per annum of the principal amount of the Notes and any Additional Notes, if any.

         The number of shares issuable upon conversion of the Notes, if such conversion is approved by our stockholders, is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to certain exceptions, the applicable Conversion Price of the Notes is subject to adjustment in the case of an issuance of shares of Common Stock or securities exercisable for or convertible into Common Stock, at a per share price less than the applicable Conversion Price of the Notes then outstanding (a "Dilutive Issuance"). In the event of a Dilutive Issuance, the applicable Conversion Price of the Notes will be reduced by using a weighted average anti-dilution calculation based on the number of shares of Common Stock issued or deemed issued and the price per share received by us in the Dilutive Issuance. No adjustment will be made to the Conversion Price of the Initial Notes as a result of the issuance of the Second Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Note Purchase Agreement dated as of May 6, 2002 between the Company and the purchasers identified therein.


(b)  Reports on Form 8-K

    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SERVICEWARE TECHNOLOGIES, INC.



Date:  May 15, 2002                  By:   /s/ RICHARD LIEBMAN
                                        ----------------------------------------
                                               Richard Liebman
                                               Chief Financial Officer