Form 10-Q
period 2002-06-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2002-08-08
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of the registrant's common stock outstanding as of the close of business on August 5, 2002 was 24,017,790.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                  --------

ITEM 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001......................  2

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001...............................................................  3

         Consolidated Statements of Stockholders' Equity for the three months ended
         March 31, 2002 and the three months ended June 30, 2002....................................  4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001.....................................................................  5

         Notes to Consolidated Financial Statements.................................................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................................. 10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk................................. 21


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds ................................................. 25

ITEM 4.  Submission of Matters to a Vote of Security Holders ....................................... 25

ITEM 6.  Exhibits and Reports on Form 8-K........................................................... 26

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                                           JUNE 30,    DECEMBER 31,
                                                                                             2002          2001
                                                                                           --------      --------
                                                                                          (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents                                                               $  2,378      $  4,790
   Short term investments                                                                     2,001             -
   Accounts receivable, less allowance for doubtful accounts of $200 as of June 30,
      2002 and $376 in 2001                                                                   2,609         1,981
   Other current assets                                                                         554           998
                                                                                           --------      --------
            Total current assets                                                              7,542         7,769
Non current assets
   Purchased technology, net of amortization of $1,744 as of June 30, 2002 and
      $1,448 in 2001                                                                             37           333
   Property and equipment
      Office furniture, equipment, and leasehold improvements                                 1,989         2,189
      Computer equipment                                                                      6,359         6,533
                                                                                           --------      --------
            Total property and equipment                                                      8,348         8,722
      Less accumulated depreciation                                                          (6,362)       (5,805)
                                                                                           --------      --------
   Property and equipment, net                                                                1,986         2,917
   Intangible assets, net of accumulated amortization of $12,291 as of June 30, 2002
      and $12,091 in 2001                                                                     2,617         2,817
   Other non current assets                                                                      59            50
                                                                                           --------      --------
            Total non current assets                                                          4,699         6,117
                                                                                           --------      --------
            Total assets                                                                   $ 12,241      $ 13,886
                                                                                           ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                             616           628
   Accrued compensation and benefits                                                            269           801
   Deferred revenue - licenses                                                                  277           940
   Deferred revenue - services                                                                2,535         2,783
   Restructuring reserve                                                                        391         1,052
   Other current liabilities                                                                    769           929
                                                                                           --------      --------
            Total current liabilities                                                         4,857         7,133
Non current convertible debt, net of unamortized discount of $2,356                             894             -
Non current deferred revenue - licenses                                                          15             -
Non current deferred revenue - services                                                           -           293
Other non current liabilities                                                                   116           150
                                                                                           --------      --------
            Total liabilities                                                                 5,882         7,576
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,655 and 24,655 shares issued
      and 24,018 and 23,828 shares outstanding in 2002 and 2001, respectively                   247           247
   Additional paid in capital                                                                74,070        71,774
   Treasury stock, 667 and 827 shares in 2002 and 2001, respectively                           (248)         (307)
   Deferred compensation and other                                                              (26)         (114)
   Warrants                                                                                   1,414         1,414
   Accumulated other comprehensive loss:
      Currency translation account                                                              (28)          (24)
   Deficit                                                                                  (69,070)      (66,680)
                                                                                           --------      --------
            Total stockholders' equity                                                        6,359         6,310
                                                                                           --------      --------
            Total liabilities and stockholders' equity                                     $ 12,241      $ 13,886
                                                                                           ========      ========

              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                             2002          2001          2002          2001
                                                           --------      --------      --------      --------
Revenues
   Licenses                                                $  1,418      $  1,550      $  2,422      $  2,497
   Services                                                   1,526         1,902         3,075         3,296
                                                           --------      --------      --------      --------
      Total revenues                                          2,944         3,452         5,497         5,793
Cost of revenues
   Cost of licenses                                             313           634           617         1,498
   Cost of services                                             859         3,247         1,918         6,578
                                                           --------      --------      --------      --------
      Total cost of revenues                                  1,172         3,881         2,535         8,076
                                                           --------      --------      --------      --------
Gross margin                                                  1,772          (429)        2,962        (2,283)
Operating expenses
   Sales and marketing                                        1,265         4,469         2,463         9,722
   Research and development                                     675         1,956         1,174         4,045
   General and administrative                                   779         1,226         1,631         2,112
   Intangible assets amortization                               100         1,263           200         2,529
   Restructuring and other non-recurring charges               (363)          291          (260)        2,258
                                                           --------      --------      --------      --------
      Total operating expenses                                2,456         9,205         5,208        20,666
                                                           --------      --------      --------      --------
Loss from operations                                           (684)       (9,634)       (2,246)      (22,949)
Other income (expense)
   Interest expense                                            (180)          (23)         (193)          (43)
   Other (net)                                                   22           153            49           521
                                                           --------      --------      --------      --------
Other income (expense), net                                    (158)          130          (144)          478
                                                           --------      --------      --------      --------
Net loss from continuing operations                            (842)       (9,504)       (2,390)      (22,471)
Net income from discontinued operations                           -           284             -           683
                                                           --------      --------      --------      --------
Net loss                                                   $   (842)     $ (9,220)     $ (2,390)     $(21,788)
                                                           ========      ========      ========      ========

Net (loss) income per common share, basic and diluted:
   Continuing operations                                   $  (0.04)     $  (0.39)     $  (0.10)     $  (0.92)
   Discontinued operations                                        -          0.01             -          0.03
                                                           --------      --------      --------      --------
Net loss per share                                         $  (0.04)     $  (0.38)     $  (0.10)     $  (0.89)
                                                           ========      ========      ========      ========

Shares used in computing per share amounts                   23,910        24,438        23,883        24,397
                                                           ========      ========      ========      ========

              See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                                   ACCUMULATED
                                              ADDITIONAL                      DEFERRED                OTHER               TOTAL
                                COMMON STOCK   PAID IN     TREASURY STOCK  COMPENSATION           COMPREHENSIVE        STOCKHOLDERS
                              SHARES   AMOUNT  CAPITAL    SHARES    AMOUNT   AND OTHER  WARRANTS   (LOSS) GAIN  DEFICIT   EQUITY
                              ------   -----   -------     ---     ------      -----     ------       -----    --------   -------
Balance at December 31, 2001  23,828   $ 247   $71,774     827     $ (307)     $(114)    $1,414       $ (24)   $(66,680)  $ 6,310
Exercise of stock options         35       -         -     (35)        13          -          -           -           -        13
Stock based compensation           -       -        78       -          -          -          -           -           -        78
Amortization of warrants           -       -         -       -          -          9          -           -           -         9
Comprehensive (loss) gain:
Currency translation
adjustment                         -       -         -       -          -          -          -          (7)          -        (7)
Net loss                           -       -         -       -          -          -          -           -      (1,548)   (1,548)
                                                                                                      -----    --------   -------
Total comprehensive (loss)
gain                               -       -         -       -          -          -          -          (7)     (1,548)   (1,555)
                              ------   -----   -------     ---     ------      -----     ------       -----    --------   -------
Balance at March 31, 2002     23,863   $ 247   $71,852     792     $ (294)     $(105)    $1,414       $ (31)   $(68,228)  $ 4,855
Exercise of stock options        125               (13)   (125)        46          -          -           -           -        33
Issuance of stock for
Employee Stock Purchase Plan      30       -         6       -          -          -          -           -           -         6
Amortization of warrants           -       -         -       -          -         79          -           -           -        79
Beneficial conversion
feature of convertible notes       -       -     2,225       -          -          -          -           -           -     2,225
Comprehensive (loss) gain:
Currency translation
adjustment                         -       -         -       -          -          -          -           3           -         3
Net loss                           -       -         -       -          -          -          -           -        (842)     (842)
                                                                                                      -----    --------   -------
Total comprehensive (loss)
gain                               -       -         -       -          -          -          -           3        (842)     (839)
                              ------   -----   -------     ---     ------      -----     ------       -----    --------   -------
Balance at June 30, 2002      24,018   $ 247   $74,070     667     $ (248)     $ (26)    $1,414       $ (28)   $(69,070)  $ 6,359
                              ======   =====   =======     ===     ======      =====     ======       =====    ========   =======

              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                       2002          2001
                                                                                     --------      --------
Cash flows from operating activities
Net loss                                                                             $ (2,390)     $(21,788)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation and amortization                                                     1,502         4,103
      Amortization of beneficial conversion feature related to convertible notes          127             -
      Stock based compensation                                                             78           179
      Other non cash items                                                                 (7)           22
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                         (628)        2,037
      Decrease in other assets                                                            435           992
      Decrease in accounts payable                                                        (12)         (735)
      (Decrease) increase in accrued compensation                                        (532)            4
      Decrease in deferred revenue                                                     (1,189)       (1,832)
      (Decrease) increase in other liabilities                                           (557)          845
      Decrease in net current liability of discontinued operations                          -          (665)
                                                                                     --------      --------
Net cash used in operating activities                                                  (3,173)      (16,838)
                                                                                     --------      --------

Cash flows from investing activities
   Purchases of short term investments                                                 (2,001)       (1,872)
   Sales of short term investments                                                          -         8,600
   Property and equipment acquisitions                                                     (5)         (759)
   Proceeds from sale of assets                                                             4             3
                                                                                     --------      --------
Net cash (used in) provided by investing activities                                    (2,002)        5,972
                                                                                     --------      --------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                                   (19)          (32)
   Repayments of principal of term loans                                                 (258)          (86)
   Proceeds from issuance of convertible notes, net of debt issuance costs              2,993             -
   Proceeds from stock option exercises                                                    52           173
                                                                                     --------      --------
Net cash used in financing activities                                                   2,768            55

Effect of exchange rate changes on cash                                                    (5)          (13)

Decrease in cash and cash equivalents                                                  (2,412)      (10,824)
Cash and cash equivalents at beginning of period                                        4,790        12,048
                                                                                     --------      --------
Cash and cash equivalents at end of period                                           $  2,378      $  1,224
                                                                                     ========      ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                            $     15      $     38
                                                                                     ========      ========

              See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Previously, the Company had two reportable business segments: Software and Content. However, on July 20, 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 7.

NOTE 2. UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of June 30, 2002 and related unaudited consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, unaudited consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 and the unaudited consolidated statement of stockholders' equity for the three and six months ended March 31 and June 30, 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentation. Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements

Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the three months ended June 30, 2002 and 2001, reimbursed expenses totaled approximately $50,000 and $168,000, respectively. During the six months ended June 30, 2002 and 2001, reimbursed expenses totaled approximately $143,000 and $242,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $473,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

NOTE 3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------
                                                                        (in thousands)
Numerator:
   Net loss from continuing operations                $   (842)     $ (9,504)     $ (2,390)     $(22,471)
   Net income  from discontinued operations                  -           284             -           683
                                                      --------      --------      --------      --------
   Net loss                                               (842)       (9,220)       (2,390)      (21,788)
                                                      ========      ========      ========      ========

Denominator:
   Denominator for basic and diluted earnings per
      share -weighted average shares                    23,910        24,438        23,883        24,397
                                                      ========      ========      ========      ========


Basic and diluted net (loss) income per share:
   Continuing operations                              $  (0.04)     $  (0.39)     $  (0.10)     $  (0.92)
   Discontinued operations                                   -          0.01             -          0.03
                                                      --------      --------      --------      --------
Net loss per share                                    $  (0.04)     $  (0.38)     $  (0.10)     $  (0.89)
                                                      ========      ========      ========      ========


Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 17,579,064 and 4,676,941 as of June 30, 2002 and 2001, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4. ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires an annual impairment review to be performed. As a result of the adoption of SFAS 142, amortization expense for the three and six months ended June 30, 2002 decreased by approximately $1,033,000 and $2,066,000, respectively, compared to the three and six months ended June 30, 2001 due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Company's intangible assets. In accordance with SFAS 142, the Company has six months from the initial date of adoption, or until June 30, 2002, to complete its transitional impairment review. This review was completed, and it was determined that there is no impairment at this time.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per share as if SFAS 142 had been in effect for the period presented:

                                          THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               2002         2001           2002           2001
                                            ----------   ----------     ----------     ----------
                                                               (in thousands)
Net income:
   As reported                              $     (842)  $   (9,220)    $   (2,390)    $  (21,788)
   Goodwill amortization                             -        1,033              -          2,066
                                            ----------   ----------     ----------     ----------
   As adjusted                              $     (842)  $   (8,187)    $   (2,390)    $  (19,722)
                                            ==========   ==========     ==========     ==========


Basic and diluted net income per share:
   As reported                              $    (0.04)  $    (0.38)    $    (0.10)    $    (0.89)
   Goodwill amortization                             -         0.04              -           0.08
                                            ----------   ----------     ----------     ----------
   As adjusted                              $    (0.04)  $    (0.34)    $    (0.10)    $    (0.81)
                                            ==========   ==========     ==========     ==========


Intangible assets resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following:

                                                                              Amortization
Description                                                        Amount        Period
------------------------------------------------------------------------------------------
                                                                             (in thousands)
Value of employees                                                $  1,042      2 years
Customer list                                                        1,043      4 years
Noncompetition agreement                                               345      3 years
Goodwill                                                            12,394      3 years
                                                                   -------
Total intangible assets resulting from the Molloy acquisition       14,824
Payment for rights to the "ServiceWare" name                            75      3 years
Other                                                                    9      1 year
                                                                   -------
Total intangible assets                                             14,908
Less accumulated amortization at June 30, 2002                     (12,291)
                                                                   -------
Intangible assets, net                                            $  2,617
                                                                   =======

Intangible assets are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years).

Future aggregate amortization expense related to other intangible assets is as follows:

        Year ending December 31,               (in thousands)
        ------------------------
              Remainder of 2002                   $  146
              2003                                   147
                                            --------------------
                                                   $ 293
                                            ====================

NOTE 5. RECEIVABLES

Receivables consist of the following:
                                                 JUNE 30,        DECEMBER 31,
                                                   2002              2001
                                                 -------          -------
                                                      (in thousands)
Billed receivables                               $ 2,801          $ 1,262
Unbilled receivables                                   8            1,095
                                                 -------          -------
                                                   2,809            2,357
Allowance for doubtful accounts                     (200)            (376)
                                                 -------          -------
Net receivables                                  $ 2,609          $ 1,981
                                                 =======          =======

Unbilled receivables consist of non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms and travel expenses to be billed to customers.

NOTE 6. DEBT

CREDIT FACILITY

As of March 31, 2002, the Company had a secured credit facility with PNC Bank. In April 2002, the remaining outstanding loan of $200,820 was repaid in full. At December 31, 2001, $258,197 was outstanding and classified as other current liabilities due to the uncertainty of the Company's ability to meet the new loan covenants.

CONVERTIBLE NOTES

On April 1, 2002, the Company signed a binding commitment letter for the sale of Convertible Notes. The closing of the transaction took place in two tranches on May 6 and June 19, 2002 with total proceeds of $2,975,000 being received, net of discount on notes and transaction costs of $275,000.

Of the total amount of $3,250,000 of Convertible Notes issued, Convertible Notes with an aggregate principal amount of $2,635,000 were acquired by a Director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company's stock prior to the acquisition of Convertible Notes.

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

In accordance with EITF 00-27, the Company recognized a beneficial conversion feature ("BCF") in the aggregate amount of $2,225,000 as the difference between the market value of the Company's common stock on the commitment date and the conversion price of the Notes, reduced for the investors' transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt on the accompanying balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $47,000 related to the transaction which is also recorded as a discount on debt in the accompanying balance sheet. The aggregate discount is being amortized as interest expense over the 18 month term of the Notes.

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

The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $1.0 million and $2.6 million for the three and six months ended June 30, 2001, respectively.

NOTE 8. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In February 2001, the Company announced a strategic restructuring to reduce its cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plan of restructuring approved by the Board of Directors required a charge to operations of approximately $1,856,000. Costs of the plan included severance and other benefit costs of $471,000, costs for reduction and relocation of facilities of $1,231,000, termination costs for certain service contracts of $115,000 and an equipment write off of $39,000. As part of the restructuring plan, 55 employees were laid off on February 28, 2001.

In July 2001, the Company announced a revision to its organizational structure and a workforce reduction of 75 employees, or approximately 40% of its workforce. As a result, the Company recognized a charge of approximately $550,000 in the third quarter of 2001. In October 2001, the Company announced a workforce reduction of approximately 50 people to further reduce its cost structure. As a result, the Company recognized a charge of approximately $390,000 in the fourth quarter of 2001.

As of June 30, 2002, $1,767,000 of severance benefits and other costs related to the restructuring plans had been paid of which $259,000 was paid during the first six months of 2002.

A portion of the restructuring charge related to potential costs for terminating certain real estate leases at its corporate headquarters, in addition to amounts related to unused capacity within the building. The Company has been successful in sub-leasing much of the unused capacity and consequently reduced its reserve for excess capacity by $231,000 and $99,000 in the fourth quarter of 2001 and second quarter of 2002, respectively. Additionally, management has decided not to terminate the lease on the property as anticipated and accordingly has reversed approximately $302,000 in exit reserves in the second quarter of 2002.

The remaining restructuring liability of $392,000, related to reduction of facilities and certain contracts, is expected to be fully amortized through June 2003.

Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:


                                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                            2002           2001          2002           2001
                                                           ------         ------        ------         ------
                                                                            (in thousands)
Restructuring costs                                        $ (401)         $   -        $ (347)        $1,856
Other severance costs                                           -             77             -            188
Executive loan forgiveness and related tax costs               38            214            63            214
                                                           ------         ------        ------         ------
Total restructuring and other non-recurring charges        $ (363)        $  291        $ (284)        $2,258
                                                         =======================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 15 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

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

Previously, the Company had two reportable business segments: Software and Content. However, on July 20, 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 7 to our consolidated financial statements.

In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we would significantly reduce costs and focus our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 55, 75 and 50 employees were laid off in February, July and October 2001, respectively. As a result, our net loss for first six months of 2002 decreased to $2.3 million, or $0.10 per share, compared to a loss of $22.5 million, or $0.89 per share for the first six months of 2001.

On February 14, 2002, we received a compliance notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock had failed to maintain a minimum bid price per share of $1.00 over the last 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5).

In response to the letter from Nasdaq, we submitted an application to transfer the listing of our common stock to The Nasdaq SmallCap Market. This application was granted and our common stock has been trading on the Nasdaq SmallCap Market since April 24, 2002. As a result, we were afforded an additional 180-day grace period which extended the delisting determination until August 13, 2002. We believe we may now be eligible for an additional 180-day grace period provided that we continue to meet the initial listing criteria for the SmallCap Market under Market Place Rule 4310(c)(2)(A), which would extend our grace period until February 2003 . However, there can be no assurance that we will remain compliant with the applicable continued listing requirements.

If our common stock is unable to meet the minimum maintenance requirements during the extended grace periods, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and we would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel. Additionally, our shareholders on June 11, 2002 approved a motion granting the Board of Directors the authority to commence a reverse stock split, if necessary, to continue trading on the NASDAQ Small Cap Market. Our Directors will consider implementing a reverse stock split if they determine that it will increase the probability of our continued listing on the Nasdaq SmallCap Market.

FACTORS AFFECTING FUTURE OPERATIONS

Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

REVENUES

We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 3% and 8% of total revenues in the first six months of 2002 and fiscal 2001. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          2002            2001            2002            2001
                                                        ------          ------          ------          ------
Revenues
   Licenses                                               48.2%           44.9%           44.1%           43.1%
   Services                                               51.8            55.1            55.9            56.9
                                                        ------          ------          ------          ------
      Total revenues                                     100.0           100.0           100.0           100.0
Cost of revenues
   Cost of licenses                                       10.6            18.4            11.2            25.9
   Cost of services                                       29.2            94.1            34.9           113.6
                                                        ------          ------          ------          ------
      Total cost of revenues                              39.8           112.4            46.1           139.4
                                                        ------          ------          ------          ------
Gross margin                                              60.2           (12.4)           53.9           (39.4)
Operating expenses
   Sales and marketing                                    43.0           129.4            44.8           167.8
   Research and development                               22.9            56.7            21.3            69.8
   General and administrative                             26.4            35.5            29.7            36.5
   Intangible assets amortization                          3.4            36.6             3.6            43.7
   Restructuring and other non-recurring charges         (12.3)            8.4            (4.7)           39.0
                                                        ------          ------          ------          ------
      Total operating expenses                            83.4           266.6            94.7           356.7
                                                        ------          ------          ------          ------
Loss from operations                                     (23.2)         (279.1)          (40.8)         (396.2)
Other income (expense), net                               (5.4)            3.8            (2.6)            8.2
                                                        ------          ------          ------          ------
Net loss from continuing operations                      (28.6)         (275.3)          (43.5)         (387.9)
Net income from discontinued operations                      -             8.2               -            11.8
                                                        ------          ------          ------          ------
Net loss                                                 (28.6)%        (267.1)%         (43.5)%        (376.1)%
                                                        ======          ======          ======          ======



THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Total revenues decreased 14.7% to $2.9 million in second quarter 2002 from $3.5 million in second quarter 2001. License revenues decreased 8.5% from $1.4 million in second quarter 2002 from $1.5 in second quarter 2001. The average license revenue recognized from sales to new customers was $339,000 up 58.6% from $213,000 in second quarter 2001, and the average from existing customers was $80,000 in second quarter 2002 up 109.0% from $38,000 in second quarter 2001. However, the number of new license sales to customers decreased to 3 in second quarter 2002 from 4 in second quarter 2001, and the number of sales of additional licenses and services to existing customers decreased to 5 in second quarter 2002 from 7 in second quarter 2001 resulting in the slight decrease in license revenues.

Service revenues in total decreased 19.8% to $1.5 million in second quarter 2002 from $1.9 million in second quarter 2001. The net decrease is primarily a result of decreased billable hours.

COST OF REVENUES

Cost of revenues decreased to $1.2 million in second quarter 2002 from $3.9 million in second quarter 2001. Cost of revenues as a percentage of revenues decreased to 39.8% from 112.4%, resulting in gross margin of 60.2% for the second quarter 2002 compared to negative 12.4% for second quarter 2001.

Cost of license revenues decreased to $0.3 million in second quarter 2002 from $0.6 million in second quarter 2001. Cost of license revenues as a percentage of revenues decreased to 10.6% from 18.4%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties.

Cost of service revenues decreased to $0.9 million in second quarter 2002 from $3.2 million in second quarter 2001, and as a percentage of revenues decreased to 29.2% from 94.1%. The decrease in the cost of service revenues was primarily attributable to a 66.1% decrease in staff to 19 in second quarter 2002 from 56 in second quarter 2001 primarily attributable to the 2001 restructurings, a decrease in the use of third parties to perform services, and a decrease in travel expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $1.3 million, or 43.0% of revenues, in second quarter 2002 from $4.5 million, or 129.4% of revenues, in second quarter 2001. The decrease is attributable to a reduction in sales and marketing staff of 62.1% to 25 in second quarter 2002 from 66 in second quarter 2001 primarily attributable to the 2001 restructurings, and a decrease in expenses for marketing programs of 94.3% to $64,000 in second quarter 2002 from $1.1 million in second quarter 2001.

Research and Development. Research and development expenses decreased to $0.7 million, or 22.9% of revenues, in second quarter 2002 from $2.0 million, or 56.7% of revenues, in second quarter 2001. The decrease is principally the result of a 81.6% reduction in software development staffing levels to 7 in second quarter 2002 from 38 in second quarter 2001 primarily attributable to the 2001 restructurings.

General and Administrative. General and administrative expenses decreased to $0.8 million, or 26.4% of revenues in second quarter 2002 from $1.2 million, or 35.5% of revenues in second quarter 2001. Decreases resulted from a 50.0% reduction in staff to 10 in second quarter 2002 from 20 in second quarter 2001 primarily attributable to the 2001 restructurings as well as reductions in legal and accounting and bad debt expenses.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, or 3.4% of revenues in second quarter 2002 from $1.3 million, or 36.6% of revenues in second quarter 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill and provide for write off of the goodwill value should it become impaired.

Restructuring and other non-recurring charges. No restructuring charge was recognized in second quarter 2001. A portion of the first quarter 2001 restructuring charge related to potential costs for terminating certain real estate leases. However, we have been able to sublease a significant portion of our unused space and have decided not to terminate the lease. Consequently, we have reduced this accrual by $0.4 million in the second quarter 2002 to reflect changes in assumptions made for the initial charge.

Other non-recurring charges in second quarter 2002 of $38,000 consist of a tax gross-up related to forgiveness of stockholder loans. Other non-recurring charges in second quarter 2001 of $0.3 million consist of severance charges for senior executives as well as costs associated with forgiveness of stockholder loans and related tax gross-up.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Second quarter 2002 results reflect a net expense of $158,000 or 5.4% of revenues compared to a net other income of $130,000 or 3.8% of revenues in second quarter 2001. The decrease was primarily the result of an increased interest expense related to the convertible notes, including a non-cash charge of approximately $127,000 relating to the amortization of beneficial conversion feature, entered into in second quarter 2002, and a decrease in interest earned on investments.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES

Total revenues decreased 5.1% to $5.5 million in the first six months of 2002 from $5.8 million in the first six months of 2001. License revenues increased 3.0% to $2.4 million in the first six months of 2002 from $2.5 million in the first six months of 2001. The average license revenue recognized from sales to existing customers decreased 40.2% to $133,000 in the first six months of 2002 from $222,000 in the first six months of 2001. However we recognized revenue from 11 new customers in the first six months of 2002 versus 9 new customers in the first six months of 2001.

Service revenues in total decreased 6.7% to $3.1 million in the first six months of 2002 from $3.3 million in the first six months of 2001. The net decrease is a result of decreased billable hours and reimbursable expenses offset by a slight increase in maintenance revenue.

COST OF REVENUES

Cost of revenues decreased to $2.5 million in the first six months of 2002 from $8.1 million in the first six months of 2001. Cost of revenues as a percentage of revenues decreased to 46.1% from 139.4%, resulting in gross margin of 53.9% for the first six months of 2002 compared to negative 39.4% for the first six months of 2001.

Cost of license revenues decreased to $0.6 million in the first six months of 2002 from $1.5 million in the first six months of 2001. Cost of license revenues as a percentage of revenues decreased to 11.2% from 25.9%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties and costs incurred only in 2001 for equipment for specific implementations.

Cost of service revenues decreased to $1.9 million in the first six months of 2002 from $6.6 million in the first six months of 2001, and as a percentage of revenues decreased to 34.9% from 113.6%. The decrease in the cost of service revenues was primarily attributable to a 66.1% decrease in staff to 19 in second quarter 2002 from 56 in second quarter 2001 primarily attributable to the 2001 restructurings, a decrease in the use of third parties to perform services, and a decrease in travel expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $2.5 million, or 44.8% of revenues, in the first six months of 2002 from $9.7 million, or 167.8% of revenues, in the first six months of 2001. The decrease is attributable to a reduction in sales and marketing staff of 62.1% to 25 in second quarter 2002 from 66 in second quarter 2001 primarily attributable to the 2001 restructurings. and a decrease in expenses for marketing programs of 93.4% to $119,000 in the first six months of 2002 from $1.9 million in the first six months of 2001.

Research and Development. Research and development expenses decreased to $1.2 million, or 21.3% of revenues, in the first six months of 2002 from $4.0 million, or 69.8% of revenues, in the first six months of 2001. The decrease is principally the result of a 81.6% reduction in software development staffing levels to 7 in second quarter 2002 from 38 in second quarter 2001 primarily attributable to the 2001 restructurings and decreased use of third parties.

General and Administrative. General and administrative expenses decreased to $1.7 million, or 31.1% of revenues in the first six months of 2002 from $2.1 million, or 36.5% of revenues in the first six months of 2001. Decreases from a 50.0% reduction in staff to 10 in second quarter 2002 from 20 in second quarter 2001 primarily attributable to the 2001 restructurings and reductions of bad debt and legal and accounting expenses.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.2 million, or 3.6% of revenues in the first six months of 2002 from $2.5 million, or 43.7% of revenues in the first six months of 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill and provide for write off of the goodwill value should it become impaired.

Restructuring and other non-recurring charges. In the first six months of 2001, we incurred a restructuring charge of $1.9 million representing severance benefits and costs resulting from the lay off of 55 employees in February 2001 of $0.5 million, reduction and relocation of certain facilities costs of $1.2 million, and termination costs for certain services and equipment write off of $0.2 million. A portion of the first quarter 2001 restructuring charge related to potential costs for terminating certain real estate leases. However, we have been able to sublease a significant portion of our unused space and have decided not to terminate the lease. Consequently, we have reduced this accrual by $0.4 million in the second quarter 2002 to reflect changes in assumptions made for the initial charge.

Other non-recurring charges in the first six months of 2002 of $38,000 consist of a tax gross-up related to forgiveness of stockholder loans. Other non-recurring charges in the first six months of 2001 of $316,000 consist of severance charges for senior executives as well as costs associated with forgiveness of stockholder loans and related tax gross-up.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. The first six months of 2002 results reflect a net other expense of $144,000 or 2.6% of revenues compared to a net other income of $478,000 or 8.2% of revenues in the first six months of 2001. The decrease was primarily the result of an increased interest expense related to the convertible notes, including a non-cash charge of approximately $127,000 for the amortization of beneficial conversion feature, entered into in second quarter 2002 and a decrease in interest earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and borrowings.

     On April 1, 2002, we signed a binding commitment letter to sell a total of $3,000,000 of Convertible Notes. A note purchase agreement was signed on May 6, 2002, and we received $1,425,000 less transaction costs of approximately $165,000 from the closing of the first tranche of Convertible Notes in May 2002. In accordance with their terms, the Notes did not become convertible until Shareholder approval of the transaction was obtained. Following Shareholder approval on June 11, 2002, the size of the transaction was increased to $3,250,000 and on June 19, 2002, the second tranche of Convertible Notes were issued with an aggregate principal amount of $1,825,000. At that time, we received $1,825,000 less transaction costs of approximately $125,000. Of the total amount of $3,250,000 of Convertible Notes issued, Convertible Notes with an aggregate principal amount of $2,635,000 were acquired by a Director of ours and his affiliated entities, who collectively owned approximately 20% of our stock prior to the acquisition of Convertible Notes. The notes mature 18 months from the closing date, bear interest at 10% per annum, and are convertible at any time at the option of the holder, into shares of our common stock at a conversion price of $0.30 per share. Interest can be paid in cash or additional notes, at our option. The Notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness.

     We have incurred a net loss of $842,000 in the second quarter 2002. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2002, however we may continue to incur net losses for the foreseeable future.

     We continue to use cash for operating activities as a result of our net losses. We expect the levels of cash used by current operations to be substantially lower during 2002 due to lower personnel and office costs as a result of our restructuring activities during 2001.

     The significant increase in accounts receivable in the first six months of 2002 is the result of an unusually low accounts receivable balance at December 31, 2001 due to a significant payment received promptly from a major customer in December 2001 for a sale made that month. Decreases in other assets relate primarily to royalties that had been prepaid and have been expensed.

     Decreases in accrued compensation and other liabilities in the first six months of 2002 are primarily the result of severance payments made. The significant decrease in deferred revenue in the first six months of 2002 is primarily the result of revenue recognized in 2002 for contracts deferred at December 31, 2001 and for new contracts in 2002. The significant increase in other liabilities in the first six months of 2001 is the result of the accrual for restructuring charges.

     Net cash provided by investing activities was primarily attributable to sales of short-term investments. Consistent with our overall cost cutting, our need for capital spending for new equipment also declined.

     As of June 30, 2002, we had $4.4 million in cash and cash equivalents and short term investments. We believe that our existing cash balances which include the proceeds of the Convertible Notes should be sufficient to meet anticipated cash requirements for at least the next 12 months. We have taken steps to reduce our recurring costs to approximate our anticipated levels of revenue which included lay offs in February, July and October 2001 of approximately 55, 75, and 50 employees, respectively. We had a secured credit facility with PNC Bank consisting of a term loan. The term loan of approximately $215,000 at March 31, 2002 was repaid in full in April 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, a liability for an exit costs was recognized at the date of an entity's commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if we were to commit to further exit plans subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

     Effective January 1, 2002, we adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, we netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the six months ended June 30, 2002 and 2001, reimbursed expenses totaled approximately $115,000 and $242,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $473,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. As a result, expense of $2.3 million was not recognized during the first six months of 2002 that would have otherwise fully amortized the balance of goodwill. During 2002, we will perform the new required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and we do not anticipate recognizing an impairment loss.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q or the results indicated or projected by our historical results.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL QUARTERS AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of June 30, 2002, we had an accumulated deficit of $69.1 million. We have not achieved profitability on a quarterly or annual basis to date. In the first six months of 2002, we incurred net losses of $2.4 million and in fiscal 2001, we incurred net losses of $29.7 million. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not significantly increase, our losses will continue.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR CONVERTIBLE NOTES WHEN DUE.

     The convertible notes we issued in May 2002 and in June 2002 will be due in fourth quarter 2003. To the extent the note purchasers do not elect to convert the notes into common stock, our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. We cannot give assurance that our business will generate sufficient cash flow from operations to meet this repayment requirement. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under certain circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.4 years. Additionally, we have experienced a high turn-over rate in some of our senior management positions in the past few years. Continued high turn-over in management positions could have an adverse effect on our operations, business, and prospects.

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

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in recent quarters have fluctuated from $3.5 million in second quarter 2001 to $2.3 million in third quarter 2001 to $4.4 million in fourth quarter 2001 to $2.6 million in first quarter 2002 to $2.9 million in second quarter 2002. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in certain new versions of existing products and in new products after their introduction. In the event that the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need Knowledge Management solutions at all. In either case, our sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we believe that our customers and potential customers have a great sensitivity to product defects.

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

IF OUR CUSTOMERS' SYSTEM SECURITY IS BREACHED AND CONFIDENTIAL INFORMATION IS STOLEN, OUR BUSINESS AND REPUTATION COULD SUFFER.

     Users of our products transmit their and their customers' confidential information, such as names, addresses, social security numbers and credit card information, over the Internet. In our license agreements with our customers, we typically disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in illegally obtaining confidential information from users of our products, our reputation and business may be damaged, and if our contractual disclaimers and indemnities are not enforceable, we may be subject to liability.

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

     Delisting from Nasdaq would make trading our shares more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR ACTIONS.

     We are controlled by our officers and directors, who in the aggregate directly or indirectly could control more than 50% of our outstanding common stock and voting power, assuming conversion of all of our Convertible Notes. These stockholders collectively will likely be able to control our management policy, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and elect our board of directors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and might establish other foreign subsidiaries. Revenues from international clients were 3% in the first six months of 2002 and 8% in fiscal 2001, but historically have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Our convertible notes bear interest at a fixed rate. We believe that we are currently not subject to material interest rate risk.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During May and June 2002, we issued Convertible Notes in an aggregate principal amount of $3,250,000 to 12 investors who purchased the securities in a private placement. The investors included our Director, Thomas Unterberg, and affiliated entities of his, who purchased $2,635,000 of Convertible Notes. The gross proceeds of this private placement were $3,250,000. The Convertible Notes were issued in two tranches, $1,425,000 of Convertible Notes being issued on May 6, 2002 and $1,825,000 of Convertible Notes being issued on June 19, 2002. In connection with the transaction, we paid a $250,000 placement fee to C.E. Unterberg, Towbin, an affiliate of Mr. Unterberg.

         The Convertible Notes bear interest at 10% per annum payable semi-annually, at our option, in cash, or in additional promissory notes (the "Additional Notes") or a combination of cash and Additional Notes. The Convertible Notes are due and payable within eighteen months of the applicable issue date, at which time, unless earlier converted, the Convertible Notes are to be repaid at 100% of the principal amount, plus accrued and unpaid interest. The Convertible Notes are convertible at any time, at the option of the investors, into that number of shares of Common Stock equal to the principal amount of the Convertible Notes, plus any accrued and unpaid interest being converted, divided by the conversion price of $.30 per share, subject to adjustment in accordance with the terms of the Convertible Notes. The total number of shares of our Common Stock issuable upon conversion of the principal amount of the Notes is 10,833,333.

         All of the securities were acquired by the recipients thereof for investment and with no view toward the sale or redistribution thereof. In each instance, the offers and sales were made without any public solicitation; the Convertible Notes bear restrictive legends; and appropriate stop transfer instructions have been or will be given to the transfer agent. No underwriter was involved in this transaction. All issuances of securities under this private placement were made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 11, 2002. Five matters were considered and voted upon at the Annual Meeting:

     - the election of two persons to serve as Class II Directors for a three-year term
     - the approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock and to grant our Board of Directors the authority to set the ratio for the reverse split or to not complete the reverse split
     - the approval of an amendment to our Certificate of Incorporation to decrease the number of authorized shares of Common Stock to 50,000,000 shares subject to completion of the reverse stock split
     - the approval of amendments to our 2000 Stock Incentive Plan to increase the number of shares issuable under the plan and to increase the number of options that may be granted to any one participant in a year
     - the approval of the terms and conditions of 10% convertible promissory notes, including the conversion of the notes into shares of Common Stock

The nominations of Timothy Wallace and George Goodman to serve as directors and the ratification of the other matters were approved. The terms of Robert Hemphill, Kent Heyman, Bruce Molloy and Thomas Unterberg as Directors of our company continued after the meeting. The votes on the matters presented to our Stockholders were as follows:

                                          Votes         Authority
Nominee                                    For           Withheld
                                     ---------------- ---------------
Timothy Wallace                        15,347,600         156,653
George Goodman                         15,347,600         156,653


                                                       Votes          Votes            Votes
                                                        For          Against         Abstained
                                                  ---------------  ------------  ----------------
Approval of an amendment to our Certificate of
  Incorporation to effect a reverse stock split
  of our Common Stock                               15,442,261       58,592          3,500
Approval of an amendment to our Certificate of
  Incorporation to decrease the number of
  authorized shares of Common Stock                 15,421,461       78,172          4,620
Approval of amendments to our 2000 Stock
  Incentive Plan                                     9,196,001      285,063         30,500
Approval of  the terms and conditions of 10%
  convertible promissory notes                        ,406,862       80,340         24,362



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.1     Form of 10% Convertible Note dated May 6, 2002.(1)
4.2     Form of 10% Convertible Note dated June 19, 2002.(1)
4.3 Registration Rights Agreement dated as of May 6, 2002 between the Company and the purchasers of the 10% Convertible Notes.(1)
99.1    Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to exhibit with corresponding number filed with the Company's Registration Statement on Form S-3 (File No. 333-90784) filed with the Commission on June 19, 2002.


(b)      Reports on Form 8-K

On April 22, 2002, we filed a Current Report on Form 8-K stating that effective April 15, 2002, we dismissed our independent auditors, Ernst & Young LLP and effective April 17, 2002, we engaged the services of PricewaterhouseCoopers LLP as our new independent auditors for the fiscal year ending December 31, 2002 to replace Ernst & Young LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SERVICEWARE TECHNOLOGIES, INC.



Date:  August 7, 2002                By:    /s/ RICHARD LIEBMAN
                                        ----------------------------------
                                                Richard Liebman
                                                Chief Financial Officer