Form 10-Q
period 2002-09-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2002-11-13
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of the registrant's common stock outstanding as of the close of business on November 8, 2002 was 24,017,790.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2002
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                               --------
ITEM 1.  Consolidated Financial Statements (Unaudited)

         .   Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.....       2

         .   Consolidated Statements of Operations for the three and nine months
             ended September 30, 2002 and 2001..............................................       3

         .   Consolidated Statements of Stockholders' Equity for the six months ended
             June 30, 2002 and the three months ended September 30, 2002....................       4

         .   Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 2002 and 2001..............................................       5

         .   Notes to Consolidated Financial Statements.....................................       6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations.............................................      11

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.....................      24

ITEM 4.      Controls and Procedures........................................................      25


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K....................................................      26


                          PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS



                                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                                 2002          2001
                                                                                               --------       --------
                                                                                             (Unaudited)
                       ASSETS
Current assets
   Cash and cash equivalents                                                                   $  1,379       $  4,790
   Short term investments                                                                         2,002           --
   Accounts receivable, less allowance for doubtful accounts of $171 as of September 30,
      2002 and $376 in 2001                                                                       1,572          1,981
   Other current assets                                                                             712            998
                                                                                               --------       --------
            Total current assets                                                                  5,665          7,769
Non current assets
   Purchased technology, net of amortization of $1,786 as of September 30, 2002 and
      $1,448 in 2001                                                                                 96            333
   Property and equipment
      Office furniture, equipment, and leasehold improvements                                     1,945          2,189
      Computer equipment                                                                          6,257          6,533
                                                                                               --------       --------
            Total property and equipment                                                          8,202          8,722
      Less accumulated depreciation                                                              (6,597)        (5,805)
                                                                                               --------       --------
   Property and equipment, net                                                                    1,605          2,917
   Intangible assets, net of accumulated amortization of $12,370 as of September 30, 2002
      and $12,091 in 2001                                                                         2,538          2,817
   Other non current assets                                                                          56             50
                                                                                               --------       --------
            Total non current assets                                                              4,295          6,117
                                                                                               --------       --------
            Total assets                                                                       $  9,960       $ 13,886
                                                                                               ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                                 853            628
   Accrued compensation and benefits                                                                259            801
   Deferred revenue - licenses                                                                       90            940
   Deferred revenue - services                                                                    2,444          2,783
   Restructuring reserve                                                                            174          1,052
   Other current liabilities                                                                        590            929
                                                                                               --------       --------
            Total current liabilities                                                             4,410          7,133
Non current convertible debt, net of unamortized discount of $1,939                               1,311           --
Non current deferred revenue - services                                                              13            293
Other non current liabilities                                                                       106            150
                                                                                               --------       --------
            Total liabilities                                                                     5,840          7,576
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,685 and 24,655 shares issued
      and 24,018 and 23,828 shares outstanding in 2002 and 2001, respectively                       247            247
   Additional paid in capital                                                                    74,070         71,774
   Treasury stock, 667 and 827 shares in 2002 and 2001, respectively                               (248)          (307)
   Deferred compensation and other                                                                  (17)          (114)
   Warrants                                                                                       1,414          1,414
   Accumulated other comprehensive loss:
      Currency translation account                                                                  (33)           (24)
   Deficit                                                                                      (71,313)       (66,680)
                                                                                               --------       --------
            Total stockholders' equity                                                            4,120          6,310
                                                                                               --------       --------
            Total liabilities and stockholders' equity                                         $  9,960       $ 13,886
                                                                                               ========       ========


See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                               2002           2001            2002           2001
                                                            --------       --------         --------       --------
Revenues
   Licenses                                                 $    712       $    707         $  3,134       $  3,204
   Services                                                    1,474          1,538            4,549          4,834
                                                            --------       --------         --------       --------
      Total revenues                                           2,186          2,245            7,683          8,038
Cost of revenues
   Cost of licenses                                              192            594              809          2,092
   Cost of services                                              846          1,003            2,765          7,582
                                                            --------       --------         --------       --------
      Total cost of revenues                                   1,038          1,597            3,574          9,674
                                                            --------       --------         --------       --------
Gross margin                                                   1,148            648            4,109         (1,636)
Operating expenses
   Sales and marketing                                         1,439          2,161            3,903         11,882
   Research and development                                      800          1,568            1,974          5,614
   General and administrative                                    679            756            2,386          2,867
   Intangible assets amortization                                 79          1,166              279          3,695
   Restructuring and other non-recurring charges                 (90)         2,929             (429)         5,186
                                                            --------       --------         --------       --------
      Total operating expenses                                 2,907          8,580            8,113         29,244
                                                            --------       --------         --------       --------
Loss from operations                                          (1,759)        (7,932)          (4,004)       (30,880)
Other income (expense)
   Interest expense                                             (508)           (30)            (702)           (73)
   Other (net)                                                    24            (39)              73            481
                                                            --------       --------         --------       --------
Other income (expense), net                                     (484)           (69)            (629)           408
                                                            --------       --------         --------       --------
Net loss from continuing operations                           (2,243)        (8,001)          (4,633)       (30,472)
Net income from discontinued operations                         --              557             --            1,240
Net gain from disposal of a business segment                    --              532             --              532
                                                            --------       --------         --------       --------
Net loss                                                    $ (2,243)      $ (6,912)        $ (4,633)      $(28,700)
                                                            ========       ========         ========       ========

Net (loss) income per common share, basic and diluted:
   Continuing operations                                    $  (0.09)      $  (0.34)        $  (0.19)      $  (1.25)
   Discontinued operations                                      --             0.05             --             0.07
                                                            --------       --------         --------       --------
Net loss per share                                          $  (0.09)      $  (0.29)        $  (0.19)      $  (1.18)
                                                            ========       ========         ========       ========

Shares used in computing per share amounts                    24,018         23,871           23,928         24,220
                                                            ========       ========         ========       ========

                  See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)



                                                                                  ADDITIONAL
                                                            COMMON STOCK            PAID IN           TREASURY STOCK
                                                         SHARES        AMOUNT       CAPITAL         SHARES         AMOUNT
                                                        --------      --------      --------       --------       --------
Balance at December 31, 2001                              23,828      $    247      $ 71,774            827       $   (307)
Exercise of stock options                                    160          --             (13)          (160)            59
Issuance of stock for Employee Stock Purchase Plan            30          --               6           --             --
Stock based compensation                                    --            --              78           --             --
Amortization of warrants                                    --            --            --             --             --
Beneficial conversion feature of convertible notes          --            --           2,225           --             --
Comprehensive loss:
Currency translation adjustment                             --            --            --             --             --
Net loss                                                    --            --            --             --             --

Total comprehensive loss                                    --            --            --             --             --
                                                        --------      --------      --------       --------       --------
Balance at June 30, 2002                                  24,018      $    247      $ 74,070            667       $   (248)
Amortization of warrants                                    --            --            --             --             --
Comprehensive loss:
Currency translation adjustment                             --            --            --             --             --
Net loss                                                    --            --            --             --             --

Total comprehensive loss                                    --            --            --             --             --
                                                        --------      --------      --------       --------       --------
Balance at September 30, 2002                             24,018      $    247      $ 74,070            667       $   (248)
                                                        ========      ========      ========       ========       ========
                                                                                    ACCUMULATED
                                                       DEFERRED                       OTHER                          TOTAL
                                                     COMPENSATION                  COMPREHENSIVE                STOCKHOLDERS'
                                                       AND OTHER       WARRANTS    (LOSS) GAIN      DEFICIT         EQUITY
                                                        --------       --------      --------       --------       --------
Balance at December 31, 2001                            $   (114)      $  1,414      $    (24)      $(66,680)      $  6,310
Exercise of stock options                                   --             --            --             --               46
Issuance of stock for Employee Stock Purchase Plan          --             --            --             --                6
Stock based compensation                                    --             --            --             --               78
Amortization of warrants                                      88           --            --             --               88
Beneficial conversion feature of convertible notes          --             --            --             --            2,225
Comprehensive loss:
Currency translation adjustment                             --             --              (4)          --               (4)
Net loss                                                    --             --            --           (2,390)        (2,390)
                                                                                     --------       --------       --------
Total comprehensive loss                                    --             --              (4)        (2,390)        (2,394)
                                                        --------       --------      --------       --------       --------
Balance at June 30, 2002                                $    (26)      $  1,414      $    (28)      $(69,070)      $  6,359
Amortization of warrants                                       9           --            --             --                9
Comprehensive loss:
Currency translation adjustment                             --             --              (5)          --               (5)
Net loss                                                    --             --            --           (2,243)        (2,243)
                                                                                     --------       --------       --------
Total comprehensive loss                                    --             --              (5)        (2,243)        (2,248)
                                                        --------       --------      --------       --------       --------
Balance at September 30, 2002                           $    (17)      $  1,414      $    (33)      $(71,313)      $  4,120
                                                        ========       ========      ========       ========       ========


              See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2002           2001
                                                                                      --------       --------
Cash flows from operating activities
Net loss                                                                              $ (4,633)      $(28,700)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation and amortization                                                      2,020          6,013
      Amortization of beneficial conversion feature related to convertible notes           543             --
      Stock based compensation                                                              78          1,834
      Gain on disposal of a business segment                                                --           (532)
      Other non cash items                                                                 (15)             8
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                      410          1,526
      Decrease in other assets                                                             279          1,998
      Increase (decrease) in accounts payable                                              225         (1,870)
      (Decrease) increase in accrued compensation                                         (541)           332
      Decrease in deferred revenue                                                        (954)        (2,015)
      (Decrease) increase in other liabilities                                          (1,470)           574
      Decrease in net current liability of discontinued operations                          --         (1,300)
                                                                                      --------       --------
Net cash used in operating activities                                                   (4,058)       (22,132)
                                                                                      --------       --------

Cash flows from investing activities
   Purchases of short term investments                                                  (2,002)        (1,951)
   Sales of short term investments                                                          --         12,100
   Payment for purchase of InfoImage assets                                               (100)            --
   Property and equipment acquisitions                                                     (12)          (769)
   Proceeds from sale of assets                                                             13             42
                                                                                      --------       --------
Net cash (used in) provided by investing activities                                     (2,101)         9,422
                                                                                      --------       --------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                                    (28)           (44)
   Repayments of principal of term loans                                                  (258)          (129)
   Proceeds from issuance of convertible notes, net of debt issuance costs               2,993             --
   Proceeds from borrowing under revolving line of credit                                   --          1,000
   Proceeds from stock option exercises                                                     52            165
                                                                                      --------       --------
Net cash provided by financing activities                                                2,759            992

Effect of exchange rate changes on cash                                                    (11)            (5)

Decrease in cash and cash equivalents                                                   (3,411)       (11,723)
Cash and cash equivalents at beginning of period                                         4,790         12,048
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $  1,379       $    325
                                                                                      ========       ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             $     18       $     55
                                                                                      ========       ========

                  See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY
ServiceWare is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge.

ServiceWare's Web-based eService Suite(TM) software, powered by MindSync(TM), a patented self-learning search technology, enables organizations to first capture intellectual capital and then manage this repository of corporate knowledge. The knowledge base can then be easily accessed via a browser to effectively answer inquiries made either over the Web, e-mail, chat, or through the telephone to a customer contact center or help desk.

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

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of September 30, 2002 and related unaudited consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, unaudited consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 and the unaudited consolidated statement of stockholders' equity for the six and three months ended June 30 and September 30, 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentation. Effective January 1, 2002, the Company adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, the Company netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the three months ended September 30, 2002 and 2001, reimbursed expenses totaled approximately $65,000 and $133,000, respectively. During the nine months ended September 30, 2002 and 2001, reimbursed expenses totaled approximately $207,000 and $375,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $473,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

NOTE 3.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                         2002           2001           2002          2001
                                                       --------       --------       --------       --------
                                                                          (in thousands)
Numerator:
   Net loss from continuing operations                 $ (2,243)      $ (8,001)      $ (4,633)      $(30,472)
   Net income from discontinued operations                 --              557           --            1,240
   Net gain from disposal of a business segment            --              532           --              532
                                                       --------       --------       --------       --------
   Net loss                                              (2,243)        (6,912)        (4,633)       (28,700)
                                                       ========       ========       ========       ========

Denominator:
   Denominator for basic and diluted earnings per
      share -weighted average shares                     24,018         23,871         23,928         24,220
                                                       ========       ========       ========       ========


Basic and diluted net (loss) income per share:
   Continuing operations                               $  (0.09)      $  (0.34)      $  (0.19)      $  (1.25)
   Discontinued operations                                 --             0.05           --             0.07
                                                       --------       --------       --------       --------
Net loss per share                                     $  (0.09)      $  (0.29)      $  (0.19)      $  (1.18)
                                                       ========       ========       ========       ========


Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 17,183,204 and 5,437,004 shares as of September 30, 2002 and 2001, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 4. ADOPTION OF NEW ACCOUNTING STANDARD

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires an annual impairment review to be performed. As a result of the adoption of SFAS 142, amortization expense for the three and nine months ended September 30, 2002 decreased by approximately $258,000 and $2,324,000, respectively, compared to the three and nine months ended September 30, 2001 due to the discontinuance of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Company's intangible assets. In accordance with SFAS 142, the Company had six months from the initial date of adoption, or until June 30, 2002, to complete its transitional impairment review. This review was completed, and it was determined that there is no impairment at this time.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per share as if SFAS 142 had been in effect for the period presented:

                                           THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                 2002           2001            2002           2001
                                             ----------      ----------      ----------      ----------
                                                                 (in thousands)
Net income:
   As reported                               $   (2,243)     $   (6,912)     $   (4,633)     $  (28,700)
   Goodwill amortization                           --             1,033            --             3,098
                                             ----------      ----------      ----------      ----------
   As adjusted                               $   (2,243)     $   (5,879)     $   (4,633)     $  (25,602)
                                             ==========      ==========      ==========      ==========

Basic and diluted net income per share:
   As reported                               $    (0.09)     $    (0.34)     $    (0.19)     $    (1.25)
   Goodwill amortization                           --              0.04            --              0.13
                                             ----------      ----------      ----------      ----------
   As adjusted                               $    (0.09)     $    (0.30)     $    (0.19)     $    (1.12)
                                             ==========      ==========      ==========      ==========


Intangible assets resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following:

                                                                               Amortization
Description                                                          Amount      Period
-----------------------------------------------------------------------------------------
                                                                (in thousands)
Value of employees                                                 $  1,042        2 years
Customer list                                                         1,043        4 years
Noncompetition agreement                                                345        3 years
Goodwill                                                             12,394        3 years
                                                                   --------
Total intangible assets resulting from the Molloy acquisition        14,824
Payment for rights to the "ServiceWare" name                             75        3 years
Other                                                                     9         1 year
                                                                   --------
Total intangible assets                                              14,908
Less accumulated amortization at September 30, 2002                 (12,370)
                                                                   --------
Intangible assets, net                                             $  2,538
                                                                   ========

Intangible assets are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years).

Future aggregate amortization expense related to intangible assets other than goodwill is as follows:

          Year Ending December 31,                         (in thousands)
         ------------------------
                   Remainder of 2002                            $  67
                   2003                                           147
                                                       --------------------
                                                                $ 214
                                                       ====================

NOTE 5. RECEIVABLES

Receivables consist of the following:

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        2002              2001
                                                       -------           -------
                                                            (in thousands)
Billed receivables                                    $ 1,731           $ 1,262
Unbilled receivables                                       12             1,095
                                                      -------           -------
                                                        1,743             2,357
Allowance for doubtful accounts                          (171)             (376)
                                                      -------           -------
Net receivables                                       $ 1,572           $ 1,981
                                                      =======           =======

Unbilled receivables consist of non-cancelable, non-refundable amounts that are billable by the Company at future dates based on contractual payment terms and travel expenses to be billed to customers.

NOTE 6. DEBT

CREDIT FACILITIES

On October 16, 2002, the Company entered into a loan and security agreement with Comerica Bank - California (see Note 9).

Previously, the Company had a secured credit facility with PNC Bank. In April 2002, the remaining outstanding loan of $200,820 was repaid in full. At December 31, 2001, $258,197 was outstanding and classified as other current liabilities due to the uncertainty of the Company's ability to meet the new loan covenants.

CONVERTIBLE NOTES

On April 1, 2002, the Company signed a binding commitment letter for the sale of Convertible Notes. The closing of the transaction took place in two tranches on May 6 and June 19, 2002 with total proceeds of $2,975,000 being received, net of transaction costs of $275,000.


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

The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $0.2 million and $2.9 million for the three and nine months ended September 30, 2001, respectively.

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

In July 2001, the Company announced a revision to its organizational structure and a workforce reduction of 75 employees, or approximately 40% of its workforce at that time. As a result, the Company recognized a charge of approximately $550,000 in the third quarter of 2001. In October 2001, the Company announced a workforce reduction of approximately 50 people to further reduce its cost structure. As a result, the Company recognized a charge of approximately $390,000 in the fourth quarter of 2001.

As of September 30, 2002, $1,985,000 of costs related to the restructuring plans had been paid of which $477,000 was paid during the first nine months of 2002.

A portion of the restructuring charge related to potential costs for terminating certain real estate leases at the Company's corporate headquarters, in addition to amounts related to unused capacity within the building. The Company has been successful in sub-leasing much of the unused capacity and consequently reduced its reserve for excess capacity by $231,000 and $99,000 in the fourth quarter of 2001 and second quarter of 2002, respectively. Additionally, management has decided not to terminate the lease on the property as anticipated and accordingly has reversed approximately $302,000 in exit reserves in the second quarter of 2002. Furthermore, a change in the estimate of the termination costs for certain service contracts was recorded as a reduction to the restructuring expense in third quarter 2002.

The remaining restructuring liability of $174,000, related to reduction of facilities and certain contracts, is expected to be fully amortized by June 2003.

Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:


                                                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                            2002           2001              2002             2001
                                                           ------         ------            ------         ------
                                                                               (in thousands)

Restructuring costs                                        $  (90)        $  550            $ (492)        $2,406

Other severance costs                                        --              392              --              579
Executive loan forgiveness and related tax
costs                                                        --            1,987                63          2,201
                                                           ------         ------            ------         ------
Total restructuring and other non-recurring charges        $  (90)        $2,929            $ (429)        $5,186
                                                           ======         ======            ======         ======



NOTE 9. SUBSEQUENT EVENTS

On October 16, 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank - California (the "Bank"). The agreement allows for a revolving line of credit and a term loan. Borrowings on the revolving line can be in amounts up to the lesser of $2.0 million or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Advances of up to $0.5 million on the term loan can be taken until October 16, 2003, and the term loan will mature one year from the date of the advance. Such amounts are to be repaid in 12 monthly installments and will bear interest at the Bank's prime rate. In conjunction with this loan agreement, a Warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share, with a 10-year maturity. The Warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require the Company to repurchase the Warrant for $69,000 after a change of control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 18 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

OVERVIEW
ServiceWare is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Oakmont, Pennsylvania, we sell our products throughout the United States and have a European subsidiary based in the United Kingdom.

ServiceWare's Web-based eService Suite(TM) software, powered by MindSync(TM), a patented self-learning search technology, enables organizations to first capture intellectual capital and then manage this repository of corporate knowledge. The knowledge base can then be easily accessed via a browser to effectively answer inquiries made either over the Web, e-mail, chat, or through the telephone to a customer contact center or help desk.

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

Previously, we had two reportable business segments: Software and Content. However, on July 20, 2001, we completed the sale of all of our Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 7 to our consolidated financial statements.

In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we have significantly reduced costs and we have focused our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 55, 75 and 50 employees were laid off in February, July and October 2001, respectively. As a result, our net loss for first nine months of 2002 decreased to $4.6 million, or $0.19 per share, compared to a loss of $28.7 million, or $1.18 per share for the first nine months of 2001.

On February 14, 2002, we received a compliance notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock had failed to maintain a minimum bid price per share of $1.00 over the last 30 consecutive trading days, as required by The Nasdaq National Market under Marketplace Rule 4450(a)(5).

In response to the letter from Nasdaq, we submitted an application to transfer the listing of our common stock to The Nasdaq SmallCap Market. This application was granted and our common stock has been trading on the Nasdaq SmallCap Market since April 24, 2002. As a result, the grace period for the delisting determination was extended until August 13, 2002. As we continued to meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A), we were afforded an additional 180-day grace period which has now extended our grace period until February 2003. However, there can be no assurance that we will remain compliant with the applicable continued listing requirements.

If our common stock is unable to meet the minimum maintenance requirements during the extended grace periods, then we would be subject to delisting from the Nasdaq SmallCap Market. In that event, we would be notified of any Nasdaq staff determination to this effect and we would then have the right to appeal such a delisting determination to the Nasdaq Listings Qualifications Panel. We allowed this authority to expire since we continue to qualify for extensions. As necessary, we intend to consider implementing a reverse stock split if we believe it would increase the probability that we would be able to continue to meet the Nasdaq SmallCap Market listing requirements.


On August 21, 2002, we acquired all existing technology assets, certain customer and vendor contracts of InfoImage, Inc., a privately held enterprise portal company which filed for bankruptcy protection prior to our agreement to acquire these assets. We paid initial consideration of $100,000 and will pay contingent consideration not to exceed a total of $1.5 million to be predominantly based on future sales of InfoImage products and services. InfoImage's feature product, Decision Portal, provides companies with an enterprise portal framework that consolidates key information from disparate data sources and provides collaboration tools in one unified view.


FACTORS AFFECTING FUTURE OPERATIONS

Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

DESCRIPTION OF STATEMENT OF OPERATIONS

Revenues

We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 7% and 8% of total revenues in the first nine months of 2002 and fiscal 2001. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed, determinable and collectable, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

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

Operating Costs

We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one time charges, including restructuring costs, are presented separately as restructuring and other non-recurring charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group in 1999. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other non-recurring charges consist of costs incurred for restructuring plans and other costs related to the separation of senior executives.

Restructuring and Other Non-recurring Charges

In 2001, we announced strategic restructurings to reduce our cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plans of restructurings approved by our Board of Directors included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for certain service contracts and an equipment write off.

A portion of the restructuring charges related to potential costs for terminating certain real estate leases at its corporate headquarters, in addition to amounts related to unused capacity within the building. We have been successful in sub-leasing much of the unused capacity and consequently we reduced our reserve for excess capacity. Additionally, we decided not to terminate our lease on the property as anticipated and accordingly have reversed exit reserves. The remaining restructuring liability related to reduction of facilities and certain contracts, is expected to be fully amortized through June 2003.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes a review of specific individual balances in our accounts receivable, our history of collections, as well as the overall economic environment.

Intangible Assets

Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgement in applying them to the analysis of goodwill impairment. Since our judgement is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated or understated. We have determined that there is no impact of adopting this new standard under the transition provisions of SFAS No. 142.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                                  THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                         2002           2001          2002           2001
                                                        -----          -----          -----          -----
Revenues
   Licenses                                              32.6%          31.5%          40.8%          39.9%
   Services                                              67.4           68.5           59.2           60.1
                                                        -----          -----          -----          -----
      Total revenues                                    100.0          100.0          100.0          100.0
Cost of revenues
   Cost of licenses                                       8.8           26.5           10.5           26.0
   Cost of services                                      38.7           44.7           36.0           94.3
                                                        -----          -----          -----          -----
      Total cost of revenues                             47.5           71.2           46.5          120.4
                                                        -----          -----          -----          -----
Gross margin                                             52.5           28.8           53.5          (20.4)
Operating expenses
   Sales and marketing                                   65.8           96.3           50.8          147.8
   Research and development                              36.6           69.8           25.7           69.8
   General and administrative                            31.0           33.7           31.1           35.7
   Intangible assets amortization                         3.6           51.9            3.6           46.0
   Restructuring and other non-recurring charges         (4.1)         130.4           (5.6)          64.5
                                                        -----          -----          -----          -----
      Total operating expenses                          133.0          382.1          105.6          363.8
                                                        -----          -----          -----          -----
Loss from operations                                    (80.5)        (353.3)         (52.1)        (384.2)
Other income (expense), net                             (22.2)          (3.1)          (8.2)           5.1
                                                        -----          -----          -----          -----
Net loss from continuing operations                    (102.6)        (356.4)         (60.3)        (379.1)
Net income from discontinued operations                  --             24.8           --             15.4
Gain from disposal of a business segment                 --             23.7           --              6.6
                                                        -----          -----          -----          -----
Net loss                                               (102.6)%       (307.8)%        (60.3)%       (357.1)%
                                                        =====          =====          =====          =====



THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Total revenues remained steady at $2.2 million in third quarter 2002 and third quarter 2001. License revenues were $0.7 million in third quarter 2002 and third quarter 2001. The average license revenue recognized from sales to new customers was $89,000 down 6.0% from $95,000 in third quarter 2001, and the average from existing customers was $35,000 in third quarter 2002 down 58.3% from $84,000 in third quarter 2001. However, the number of new license sales to customers increased 50.0% to 6 in third quarter 2002 from 3 in third quarter 2001, and the number of sales of additional licenses and services to existing customers stayed the same at 5 in third quarter 2002 and third quarter 2001. The combination of these factors resulted in constant license revenues.

Service revenues remained steady at $1.5 million in third quarter 2002 and third quarter 2001. The components of services revenues, primarily billable hours and maintenance revenues, were also constant.

COST OF REVENUES

Cost of revenues decreased to $1.0 million in third quarter 2002 from $1.6 million in third quarter 2001. Cost of revenues as a percentage of revenues decreased to 47.5% from 71.2%, resulting in gross margin of 52.5% for the third quarter 2002 compared to 28.8% for third quarter 2001.

Cost of license revenues decreased to $0.2 million in third quarter 2002 from $0.6 million in third quarter 2001. Cost of license revenues as a percentage of revenues decreased to 8.8% from 26.5%. The decrease in the cost of license revenues was primarily attributable to decreases in product royalties payable to third parties and amortization of purchased technology, which was fully amortized in July 2002.

Cost of service revenues decreased to $0.8 million in third quarter 2002 from $1.0 million in third quarter 2001, and as a percentage of revenues decreased to 38.7% from 44.7%. The decrease in the cost of service revenues was principally the result of a 20.0% decrease in staff to 20 in third quarter 2002 from 25 in third quarter 2001 primarily attributable to the 2001 restructurings.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $1.4 million, or 65.8% of revenues, in third quarter 2002 from $2.2 million, or 96.3% of revenues, in third quarter 2001. The decrease is attributable to a reduction in sales and marketing staff of 9.7% to 28 in third quarter 2002 from 31 in third quarter 2001 primarily attributable to the 2001 restructurings and a decrease in expenses for marketing programs of 75.8% to $0.1 million in third quarter 2002 from $0.4 million in third quarter 2001.

Research and Development. Research and development expenses decreased to $0.8 million, or 36.6% of revenues, in third quarter 2002 from $1.6 million, or 69.8% of revenues, in third quarter 2001. The decrease is principally the result of a 75.9% reduction in software development staffing levels to 7 in third quarter 2002 from 29 in third quarter 2001 primarily attributable to the 2001 restructurings. This reduction was slightly offset by an increase in the use of third parties to perform development work in 2002.

General and Administrative. General and administrative expenses decreased to $0.7 million, or 31.0% of revenues in third quarter 2002 from $0.8 million, or 33.7% of revenues in third quarter 2001. The decrease is primarily the result of a decrease in stock based compensation expense related to stock options.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, or 3.6% of revenues in third quarter 2002 from $1.2 million, or 51.9% of revenues in third quarter 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill and provide for write off of the goodwill value should it become impaired.

Restructuring and other non-recurring charges. Restructuring and other non-recurring charges decreased to $(0.1) million in third quarter 2002, from $2.9 million in third quarter 2001. In third quarter 2002, the credit to restructuring expense represents a change in the estimate of termination costs for certain service contracts. In third quarter 2001, we incurred a restructuring charge of $0.6 million representing severance benefits and costs resulting from the lay off of 75 employees on July 10, 2001. Other non-recurring charges in third quarter 2001 consisted of severance charges for senior executives of $0.4 million, as well as costs associated with forgiveness of stockholder loans and related tax gross-up of $2.0 million.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of non-cash interest expense related to our convertible notes slightly offset by interest income on short-term investments. Third quarter 2002 results reflect a net expense of $484,000 or 22.2% of revenues compared to a net expense of $69,000 or 3.1% of revenues in third quarter 2001. The increase was primarily the result of an increased interest expense related to the convertible notes issued in second quarter 2002, including a non-cash charge of approximately $371,000 relating to the amortization of beneficial conversion feature, and a decrease in interest earned on investments.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Total revenues decreased 4.4% to $7.7 million in the first nine months of 2002 from $8.0 million in the first nine months of 2001. License revenues decreased 2.2% to $3.1 million in the first nine months of 2002 from $3.2 million in the first nine months of 2001. We recognized license revenue from 17 new customers averaging $114,000 in the first nine months of 2002 compared to 12 new customers averaging $190,000 in the first nine months of 2001. The average license revenue recognized from sales to existing customers increased to $47,000 for 24 deals in the first nine months of 2002 from $37,000 for 25 deals in the first nine months of 2001.

Service revenues in total decreased 5.9% to $4.5 million in the first nine months of 2002 from $4.8 million in the first nine months of 2001. The net decrease is a result of decreased billable hours and reimbursable expenses partially offset by an increase in maintenance revenue.

COST OF REVENUES

Cost of revenues decreased to $3.6 million in the first nine months of 2002 from $9.7 million in the first nine months of 2001. Cost of revenues as a percentage of revenues decreased to 46.5% from 120.4%, resulting in gross margin of 53.5% for the first nine months of 2002 compared to negative 20.4% for the first nine months of 2001.

Cost of license revenues decreased to $0.8 million in the first nine months of 2002 from $2.1 million in the first nine months of 2001. Cost of license revenues as a percentage of revenues decreased to 10.5% from 26.0%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties, costs incurred only in 2001 for equipment for specific implementations, and a decrease in amortization of purchased technology, which was fully amortized in July 2002.

Cost of service revenues decreased to $2.8 million in the first nine months of 2002 from $7.6 million in the first nine months of 2001, and as a percentage of revenues decreased to 36.0% from 94.3%. The decrease in the cost of service revenues was principally the result of a 48.6% decrease in staff to an average of 19 in the first nine months of 2002 from an average of 37 in the first nine months of 2001 primarily attributable to the 2001 restructurings, a decrease in the use of third parties to perform services, and a decrease in travel expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $3.9 million, or 50.8% of revenues, in the first nine months of 2002 from $11.9 million, or 147.8% of revenues, in the first nine months of 2001. The decrease is attributable to a reduction in sales and marketing staff of 60.3% to an average of 23 in the first nine months of 2002 from an average of 58 in the first nine months of 2001 primarily attributable to the 2001 restructurings and a decrease in expenses for marketing programs of 90.6% to $0.2 million in the first nine months of 2002 from $2.4 million in the first nine months of 2001. Additionally, significant decreases in travel costs, commission expense, and recruiting costs contributed to the decrease in sales and marketing expenses.

Research and Development. Research and development expenses decreased to $2.0 million, or 25.7% of revenues, in the first nine months of 2002 from $5.6 million, or 69.8% of revenues, in the first nine months of 2001. The decrease is principally the result of a 75.9% reduction in software development staffing levels to an average of 7 in the first nine months of 2002 from an average of 29 in the first nine months of 2001 primarily attributable to the 2001 restructurings.

General and Administrative. General and administrative expenses decreased to $2.4 million, or 31.1% of revenues in the first nine months of 2002 from $2.9 million, or 35.7% of revenues in the first nine months of 2001. The decrease was primarily attributable to reductions of bad debt and legal and accounting expenses.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.3 million, or 3.6% of revenues in the first nine months of 2002 from $3.7 million, or 46.0% of revenues in the first nine months of 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in July 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill and provide for write off of the goodwill value should it become impaired.

Restructuring and other non-recurring charges. In the first nine months of 2001, we incurred restructuring charges of $2.4 million primarily representing excess facilities costs and severance benefits and costs resulting from the lay off of 55 employees in February 2001 and an additional 75 employees in July 2001. A portion of these restructuring charges related to potential costs for terminating certain real estate leases. However, we have been able to sublease a significant portion of our unused space and have decided not to terminate the lease. Consequently, we have reduced this accrual by $0.4 million in the second quarter 2002 to reflect changes in assumptions made for the initial charge. Additionally, in third quarter 2002, a credit of $0.1 million to restructuring expense was recorded representing a change in the estimate of termination costs for certain service contracts.

Other non-recurring charges in the first nine months of 2002 of $38,000 consisted of a tax gross-up related to forgiveness of stockholder loans. Other non-recurring charges in the first nine months of 2001 consisted of severance charges for senior executives of $0.6 million, as well as costs recognized in conjunction with forgiveness of stockholder loans and related tax gross-up of $2.2 million.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. The results for the first nine months of 2002 reflect a net other expense of $629,000 or 8.2% of revenues compared to a net other income of $408,000 or 5.1% of revenues in the first nine months of

2001. The decrease was primarily the result of an increased interest expense related to the convertible notes issued in second quarter 2002, including a non-cash charge of approximately $497,000 for the amortization of beneficial conversion feature, and a decrease in interest earned on investments.

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

     On October 16, 2002, we entered into a loan and security agreement with Comerica Bank - California (the "Bank"). The agreement allows for a revolving line of credit and a term loan. Borrowings on the revolving line can be in amounts up to the lesser of $2.0 million or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Advances of up to $0.5 million on the term loan can be taken until October 16, 2003, and mature one year from the date of the advance. Such amounts are to be repaid in 12 monthly installments and will bear interest at the Bank's prime rate. In conjunction with this agreement, a Warrant was issued to the Bank to purchase 50,000 shares of our Common Stock at an exercise price of $0.46 per share, with a 10-year maturity. The Warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require us to repurchase the Warrant for $69,000 after a change of control.

     We have incurred a net loss of $2,243,000 in the third quarter 2002. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability within the next year, however we may continue to incur net losses for the foreseeable future.

     We continue to use cash for operating activities as a result of our net losses. The amount of cash used by current operations has been substantially lower during 2002 due to lower personnel and office costs as a result of our restructuring activities during 2001.

     Decreases in accrued compensation and other liabilities in the first nine months of 2002 are primarily the result of severance payments made. The significant decrease in deferred revenue in the first nine months of 2002 is primarily the result of revenue recognized in 2002 for contracts deferred at December 31, 2001 and for new contracts in 2002. The significant increase in other liabilities in the first nine months of 2001 is the result of the accrual for restructuring charges.

     Net cash used in investing activities was primarily attributable to purchases of short-term investments. Consistent with our overall cost cutting, our need for capital spending for new equipment has declined. Net cash provided by financing activities was primarily from the proceeds received upon issuance of our convertible notes.

     As of September 30, 2002, we had $3.4 million in cash and cash equivalents and short term investments. We believe that our existing cash balances which include the proceeds of the Convertible Notes should be sufficient to meet anticipated cash requirements for at least the next 12 months. We have taken steps to reduce our recurring costs to approximate our anticipated levels of revenue which included lay offs in February, July and October 2001 of approximately 55, 75, and 50 employees, respectively. As of October 2002, we have up to $2.5 million available as a result of our loan agreement with Comerica Bank - California.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if we were to commit to further exit plans subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

     Effective January 1, 2002, we adopted Emerging Issues Task Force Number 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14), which requires that reimbursements received for out-of-pocket expenses be classified as revenues and not as cost reductions. Before the effective date of EITF 01-14, we netted out-of-pocket reimbursements from customers with the applicable costs. These items include primarily travel, meals and certain telecommunication costs. EITF 01-14 requires restatement of all periods presented in order to reflect reimbursed expenses as both revenues and costs. During the nine months ended September 30, 2002 and 2001, reimbursed expenses totaled approximately $207,000 and $375,000, respectively. Total reimbursed expenses for the full-year 2001 totaled approximately $473,000. While the adoption of EITF 01-14 has no impact on income from operations or net income, it does reduce total operating margins since both revenues and costs increase by the same amount.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. As a result, expense of $2.3 million was not recognized during the first nine months of 2002 that would have otherwise fully amortized the balance of goodwill. During 2002, we performed the new required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and did not have an impairment loss.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL QUARTERS AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of September 30, 2002, we had an accumulated deficit of $71.3 million. We have not achieved profitability on a quarterly or annual basis to date. In the first nine months of 2002, we incurred net losses of $4.6 million and in fiscal 2001, we incurred net losses of $29.7 million. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not significantly increase, our losses will continue.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR DEBT WHEN DUE.

     The convertible notes we issued in May 2002 and in June 2002 will be due in fourth quarter 2003. To the extent the note purchasers do not elect to convert the notes into common stock, we will be required to retire or refinance that debt at that time. In addition, any borrowings that we make under our revolving debt facility will be due in fourth quarter 2003. Our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. We cannot give assurance that our business will generate sufficient cash flow from operations to meet these repayment requirements. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of such indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.3 years. Additionally, we have experienced a high turn-over rate in some of our senior management positions in the past few years. Continued high turn-over in management positions could have an adverse effect on our operations, business, and prospects.

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

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in our last six quarters have fluctuated from $3.5 million to $2.2 million to $4.4 million to $2.6 million to $2.9 million to $2.2 million. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

- potential loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

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

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

     The license fees for our products typically range from approximately several hundred thousand to several million dollars. These fees often represent a significant expenditure of Information Technology ("IT") capital for our customers. It is possible for our customers' and potential customers' IT spending to decline as a result of a weakened economy, or due to other factors. Such a decline could cause us to be unable to maintain or increase our sales volumes and achieve revenue growth.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England, and might establish other foreign subsidiaries. Revenues from international clients were 7% in the first nine months of 2002 and 8% in fiscal 2001, but historically have not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Our convertible notes bear interest at a fixed rate. We believe that we are currently not subject to material interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 12, 2002, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Asset Purchase and Sale Agreement dated August 21, 2002, between Maureen R. Gaughan as Trustee of the Chapter 7 Bankruptcy Estate of InfoImage, Inc. and ServiceWare Technologies, Inc.

99.1     Certification Pursuant to 18 U.S.C.ss.1350, as adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for
         Kent Heyman, President and Chief Executive Officer and Richard Liebman, Chief Financial Officer

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SERVICEWARE TECHNOLOGIES, INC.



Date:  November 13, 2002                 By:  /s/ Richard Liebman
                                            ----------------------------- .
                                             Richard Liebman
                                             Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Kent Heyman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ServiceWare Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date November 13, 2002
     /s/ KENT HEYMAN
     ----------------------------
     Kent Heyman
     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Richard Liebman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ServiceWare Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date November 13, 2002
     /s/ RICHARD LIEBMAN
     ----------------------------
     Richard Liebman
     Chief Financial Officer