Form 10-K
period 2002-12-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2003-03-31
CIK 1062606

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

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

    The aggregate market value of common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second quarter, was approximately $9,000,000, computed by reference to the price at which the common equity was last sold on the Nasdaq SmallCap Market on June 28, 2002, as reported in The Wall Street Journal. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

    The number of shares of the registrant's Common Stock outstanding as of the close of business on March 19, 2003 was 24,145,870.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the definitive Proxy Statement of ServiceWare Technologies, Inc. to be used in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

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

                         SERVICEWARE TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
1     Business....................................................    3
        Overview..................................................    3
        Industry Background.......................................    4
        The ServiceWare Solution..................................    5
        Strategy..................................................    6
        Products..................................................    6
        Services..................................................    7
        Technology and Architecture...............................    7
        Customers.................................................    8
        Sales and Marketing.......................................    8
        Strategic Alliances.......................................    8
        Research and Development..................................    9
        Competition...............................................    9
        Intellectual Property.....................................   10
        Employees.................................................   10
        Additional Factors that May Affect Future Results.........   10
2     Properties..................................................   18
3     Legal Proceedings...........................................   18
4     Submission of Matters to a Vote of Security Holders.........   18

                                PART II
5     Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................   19
6     Selected Financial Data.....................................   20
7     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   21
7A    Quantitative and Qualitative Disclosures About Market
      Risk........................................................   32
8     Financial Statements and Supplementary Data.................   33
9     Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   61

                                PART III
10    Directors and Executive Officers of the Registrant..........   62
11    Executive Compensation......................................   62
12    Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters..................   62
13    Certain Relationships and Related Transactions..............   62
14    Controls and Procedures.....................................   62

                                PART IV
15    Exhibits, Financial Statements Schedules and Reports on Form
      8-K.........................................................   63

                                     PART I

ITEM 1.  BUSINESS

     We were initially incorporated as a Pennsylvania corporation in January 1991 as ServiceWare, Inc. In July 1999, we acquired the Molloy Group, Inc., a leading provider of knowledge-empowered software for strengthening customer relationships. In May 2000, we changed our name to ServiceWare Technologies, Inc. and reincorporated as a Delaware corporation. In August 2000, we closed our initial public offering. Prior to July 2001, we had two reportable business segments: Software and Content. In July 2001, we completed the sale of our Content business to RightAnswers LLC ("RightAnswers"). Financial information regarding revenues and long lived assets attributable to the United States versus international is found in Note 16 to the consolidated financial statements in Item 8 below. In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we have significantly reduced costs and we have focused our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 180 employees were laid off during 2001. In August 2002, we acquired all existing technology assets, certain customer and vendor contracts of InfoImage, Inc., a privately held enterprise portal company which filed for bankruptcy protection prior to our agreement to acquire these assets.

     Our primary office is located at 333 Allegheny Avenue, Oakmont, Pennsylvania 15139, and our website address is www.serviceware.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our Web site, and you should not consider it to be a part of this document. Our Web site address is included in this document for reference only.

OVERVIEW

     ServiceWare Technologies is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service to customers, employees and partners by transforming information into knowledge.

     ServiceWare Enterprise(TM) (formerly named eService Suite), powered by The Cognitive Processor(R), a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed via a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's Knowledge Management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     ServiceWare Enterprise(TM) is a software solution that allows ServiceWare customers to provide personalized, automated Web-based service tailored to the needs of their users. ServiceWare Enterprise enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented Cognitive Processor technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. ServiceWare Enterprise includes the software products ServiceWare Self-Service(TM) (Web-based self-service for customers, partners and employees), ServiceWare Professional(TM) (for customer service, sales and field service personnel) and ServiceWare Architect(TM) (for quality assurance managers and system administrators). ServiceWare also provides a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002

     ServiceWare customers represent a cross-section of industry leaders in the financial services, technology, manufacturing, healthcare, entertainment, education and government sectors. Customers include EDS, H&R Block, AT&T Wireless, Cingular Wireless, Fifth Third Bancorp, Green Mountain Energy, Reuters, Stream International, and QUALCOMM.

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

 REQUIREMENTS OF A COMPREHENSIVE E-SERVICE SOLUTION- KNOWLEDGE MANAGEMENT

     Increasingly, companies need to improve customer loyalty and retention while also consolidating corporate and customer information into a single knowledge repository."Knowledge Management" is the development of a formal process that evaluates a company's organizational processes, people, and technology and develops a system that uses the relationships between these components to get the right information to the right people at the right time so as to improve productivity.

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

THE SERVICEWARE SOLUTION

     We provide Knowledge Management solutions that enable companies to strengthen relationships with their customers, partners, suppliers and employees. We license software products to enterprises that form the basis of their Knowledge Management strategy or function as a component of their contact center or help desk infrastructure. Our solutions enable businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Our solutions also enable the extended enterprise to access this knowledge online. In addition, through the self-learning capabilities of our patented Cognitive Processor search technology the solutions generated by our products are intelligent in that they are interactive, adaptable and have the capability to update automatically. We believe our solutions provide our customers with a number of key benefits, including:

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

     - IMPROVED DISSEMINATION OF ENTERPRISE KNOWLEDGE. Our ServiceWare Enterprise enables our customers to develop a common knowledge base of intellectual capital, which is collected from their business systems and experts throughout their organization, and makes it available throughout the extended enterprise. All communications from a business to its customers, partners, suppliers or employees, whether through telephone support, self-service, or e-mail, draw from this knowledge base. Additionally, the patented Cognitive Processor technology contained in our ServiceWare Enterprise provides a self-learning capability that continually learns at each request, which keeps responses up to date and provides end-users with accurate answers to their questions.

     - SEAMLESS INTEGRATION WITH EXISTING SOLUTIONS. Our products are designed for rapid deployment, typically in eight to 12 weeks. Our software helps our customers to preserve their investments in, and deployments of, call center and help desk products, CRM solutions, workflow tools, knowledge bases and other applications. Our solution enhances these capabilities and integrates them into a cohesive and automated Internet service infrastructure by integrating with applications from leading companies such as Clarify/Amdocs, Remedy, and Siebel Systems. As a result, this enables our customers to deploy best-of-breed applications configured to suit their particular e-service needs.

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

     - SCALABILITY FOR LARGE AND GROWING ENTERPRISES. The architecture of the ServiceWare Enterprise allows both large and growing organizations to maintain a consistent level of service as the volume of traffic across their communication channels increases. By deploying in a cluster and capitalizing on the capabilities of our J2EE architecture, our products provide consistent responsiveness to end-user interactions despite rising volumes of traffic.

STRATEGY

     Our solutions enable enterprises to provide a Web-based platform by which customers, partners, suppliers and employees access and manage business critical knowledge. Our objective is to leverage this platform to become a leading worldwide provider of Knowledge Management solutions. To achieve our goal, we intend to:

     - ENHANCE TECHNOLOGY AND PRODUCT LEADERSHIP. We intend to broaden our leadership position in the Knowledge Management and e-service solutions market by continuing to increase the performance, functionality and scalability of our solutions. We plan to continue to design our products to be highly scalable throughout the extended enterprise, easily configurable and able to integrate with both front-end best-of-breed applications and existing enterprise systems. We plan to continue to devote resources to the development of new and innovative technologies, to increase efficiencies, offer immediate answers and minimize service response time. We intend to expand the current offering to incorporate advances in knowledge acquisition.

     - EXPAND STRATEGIC ALLIANCES. In order to broaden our market presence, enter new geographic and vertical markets, and increase adoption of our solutions, we plan to strengthen existing and pursue additional strategic alliances with consultants, systems integrators, value-added resellers and independent software vendors of complementary products. We intend to use these relationships to increase our sales by leveraging these organizations' industry expertise, business relationships and sales and marketing resources. Currently, we have strategic alliances with Electronic Data Systems Corporation, Clarify/Amdocs, Remedy, Siebel and EPAm Systems. Additionally, we plan to increase our service capabilities by pursuing strategic relationships with leading systems integrators and consultants.

     - FURTHER DEVELOP INTERNATIONAL PRESENCE. To capitalize on international opportunities for our knowledge-powered solutions, we have completed the first stage of our product localization efforts, concentrating on European markets. The interface is currently available in French, Spanish, German and Dutch. Furthermore, we intend to increase our relationships with local distributors in international markets, including Merlin Information Systems and Al-Moammar Information Systems.

PRODUCTS

     ServiceWare's Knowledge Management solutions enable organizations to easily provide customers, partners, suppliers and employees with fast, accurate answers to inquiries across various communication channels including the phone, e-mail, chat and the Web. Based on our software and Cognitive Processor technology, ServiceWare Enterprise software empowers organizations to deliver superior service and support, while reducing expenses. ServiceWare Enterprise includes our ServiceWare Self-Service, ServiceWare Professional and ServiceWare Architect software products.

     SERVICEWARE SELF-SERVICE allows our customers to provide Web-based self-service to their end-users. End-users can access the Self-Service solution through the Internet or a corporate Intranet. This Web-based e-service solution allows self-help users to access the knowledge base at any time, using an easy-to-use, intuitive interface via a natural language query. ServiceWare Self-Service can be customized to adopt the look and feel of our customer's Web site.

     SERVICEWARE PROFESSIONAL provides a Web-based application interface for customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base, capture and revise additional knowledge, and provide accurate answers to end-user questions. ServiceWare Profes-sional includes a complete case management system that serves as a workstation for customer service and support agents. Agents have a visual queue of cases that can be viewed based on skills based routing. The system also contains e-mail and chat components that enable agents to easily communicate with customers and employees without having to pick up the phone. ServiceWare Professional integrates with many types of customer relationship applications to provide a seamless interface for a customer service professional.

     SERVICEWARE ARCHITECT provides a robust set of knowledge tools that allows customers' quality assurance managers and system administrators to design, manage and maintain knowledge bases. ServiceWare Architect provides robust quality assurance and workflow capabilities as well as administrative tools for all necessary product suite functions.

     The recent poor economic climate has contributed to stagnant IT purchasing for our target market, Fortune 1000 companies, and we anticipate a stagnant IT purchasing environment to continue in our target market in the near future. As a result, we are experiencing price compression and a slowdown in overall demand for our products and services. With that in mind, we have redirected some of our efforts towards the mid-market. Specifically, we have redesigned parts of our product, added the ability to host the solution and created attractive pricing and packages for these midmarket companies. We are optimistic that this business will increase sales opportunities and product and services revenue in 2003.

SERVICES

     PROFESSIONAL SERVICES. Our professional services team provides our customers with pre- and post-sales services. Pre-sales consulting services include our Decision Integrity process, which applies analytical methodologies and an understanding of business processes to help organizations make an informed decision regarding the choice of Knowledge Management as a technological solution. Post-sales implementation, integration and Knowledge Management consulting services allow our customers to deploy our e-service solutions effectively. In addition, our professional services team offers education and training to enable our customers' internal team to understand how to use our products, support the implementation and maintain our solutions.

     CUSTOMER SUPPORT. All customers under a maintenance agreement have access to our technical support engineers via telephone, fax or e-mail. In addition, we provide self-service support to our customers on a 24/7 basis through our www.serviceware.com Web site.

TECHNOLOGY AND ARCHITECTURE

     We employ industry-standard technologies to create an object-based open architecture for all of our applications. ServiceWare Enterprise is based on an n-tiered architecture, which permits the use of multiple servers for scalability and a clear division of responsibility between our software programs. This division provides flexibility and scalability. The architecture is based on the Java 2 Enterprise Edition or "J2EE" framework that includes components specifically designed to take advantage of each element of the modern Web environment. This enables a configurable, extensible application to be delivered based on current Internet standards.

     At the core of our technology is Cognitive Processor, which provides self-learning capability to ServiceWare Enterprise. The Cognitive Processor uses patented algorithm technology based on neural network and Bayesian statistical principles. Through these algorithms, the Cognitive Processor is capable of learning from past transactions.

     We are continually updating our software to run in the most common environments. ServiceWare now supports Solaris, Windows 2000 and NT operating environments.We support BEA Weblogic, Macromedia JRUN and IBM Websphere for the application servers.

     We provide an extensive set of integration Application Programming Interfaces or "APIs" that allow us to integrate with a broad range of applications using industry standard protocols. ServiceWare Enterprise is also available as a Web service through ServiceWare's Simple Object Access Protocol
(SOAP) adapter. The SOAP adapter provides the mechanism by which ServiceWare Enterprise will be available as a Web service within the enterprise. Any application will be able to utilize the Web service to add and retrieve from a knowledge base and take advantage of ServiceWare's patented self-learning and self-organizing search technology, the Cognitive Processor.

CUSTOMERS

     We have traditionally marketed our products and services to Global 2000 call centers and help desks in a wide range of vertical industries. EDS accounted for 11% of our 2002 revenues. The following is a partial list of our other customers during 2002.

Allegheny Energy                               Hewlett-Packard
Allina Health Systems                          Hughes Supply
Amgen                                          Made2Manage Systems
AT&T Wireless                                  Marconi Communications
Aventis                                        NCS Pearson
Cingular Wireless                              Qualcomm
Concord EFS                                    Respironics
Compaq                                         Scientific Atlanta
EATON/Cutler-Hammer                            Stream International
EDS                                            Texas Instruments
Fifth Third Bancorp                            US Cellular
First Union National Bank                      U.S. Army
Fourth Shift, a SoftBrands Company             U.S. Navy
Gelco Government Services                      U.S. Patent & Trademark Office
H&R Block

SALES AND MARKETING

     We sell our solutions primarily through our direct sales force. We have sales personnel throughout North America and in the United Kingdom.

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

     Historically, we have had several categories of alliances, including distribution, software and services alliances. We have established distribution alliances with leading providers of complementary e-business and CRM technologies who resell or co-market our solutions. We benefit from the lead generation and established marketing capabilities of these firms. In turn, our alliance partners benefit from being able to offer more comprehensive solutions in their product offerings and thereby increase their customers' satisfaction. We currently have alliances with several vendors, including Clarify/Amdocs, Remedy and Siebel Systems.

     We have established service alliances with leading systems integrators, including Electronic Data Systems Corporation to increase our breadth of implementation services both nationally and around the globe. These service alliance partners complete a rigorous training program to become fully certified to implement our solutions, and we continue to work with our service alliance partners as a team to ensure a fast, effective path to the deployment of our Knowledge Management solution to enable our customers to reap the benefits of our Knowledge Management solution immediately.

     We intend to continue to build and refine our strategies in selecting leading alliance partners. We believe that building key relationships with market leaders increase our opportunities in global expansion, enhanced solutions, and continued product innovations.

RESEARCH AND DEVELOPMENT

     Our internal research and development team together with our outside development resources develop our product and service offerings. In conjunction with our outside development resources, we continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop our products and services to meet our customers' expectations of ongoing innovation and enhancement within our suite of products and services. We have entered into an agreement with EPAm Systems, of Princeton, New Jersey, and Minsk, Belarus, to augment our research and development capabilities. This relationship gives us access to approximately 250 developers in a cost effective offshore model. EPAm Systems is ISO 9001 certified and has completed complicated projects for major international corporations including Fortune 500 companies. This relationship has allowed us to streamline operating costs and increase productivity. Research and development is conducted by way of a clearly defined process that is a subset of industry standard Rational Unified Process.

     We renewed our agreement with EPAm Systems on April 1, 2002. This agreement states that consulting services will be provided in accordance with specific work orders. Payment for these services is billed as the work is incurred or at a fixed fee agreed upon for the work order.

     Our ability to meet our customers' expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products and services by adding features and functionality that differentiate them from those of our competitors and bring products and services to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

     For a description of our research and development related expenses, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

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

     We seek to avoid disclosure of our intellectual property by generally entering into confidentiality or license agreements with our employees, consultants and companies with which we have alliances, and we generally control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products.

     Policing unauthorized use of our proprietary information is difficult, and we may be unable to determine the extent of unauthorized copying or use of our products or technology. Further, third parties, which have been granted certain limited contractual rights to use our proprietary information, may improperly use or disclose such proprietary information. In addition, certain components of our product suite require us to have licenses from third parties for use. These licenses may be subject to cancellation or non-renewal. In this event, we will be required to obtain new licenses for use of these products, which may not be available on commercially reasonable terms, if at all, and could result in product shipment delays and unanticipated product development costs.

EMPLOYEES

     As of December 31, 2002, we had 67 employees consisting of 23 in sales, 20 in professional services and support, seven in research and development, seven in marketing, and ten in general and administration. In spite of the difficult economic environment, we continue to believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

FORWARD-LOOKING STATEMENTS

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K or the results indicated or projected by our historical results.

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we expect to continue to experience negative cash flow from operations in

2003. We cannot assure investors that we will attain break-even cash flow from operations at any particular time in the future, or at all.

     We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2003 operations through product sales, reduced spending and utilizing the available funding under our existing debt facilities. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Further, we believe that in order to sustain business operations at the current level through 2004, we will need to obtain significant additional funding.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY CAPITAL, WE MAY NEED TO DRAMATICALLY CHANGE OUR BUSINESS STRATEGY AND DIRECTION, INCLUDING PURSUING OPTIONS TO SELL OR MERGE OUR BUSINESS, OR LIQUIDATE.

     In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings and debt. Changes in equity markets in the recent past have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our stockholders may experience substantial dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company. If we are not able to obtain necessary capital, we may need to dramatically change our business strategy and direction, including pursuing options to sell or merge our business, or liquidate.

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES IN 2003 AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of December 31, 2002, we had an accumulated deficit of $73.5 million. We have not achieved profitability on a quarterly or annual basis to date. In 2002 and 2001, we incurred net losses of $6.8 million and $29.7 million, respectively. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR DEBT WHEN DUE.

     The $3.25 million of convertible notes we issued in second quarter 2002 will be due no later than July 15, 2004. To the extent the note purchasers do not elect to convert the notes into common stock, we will be required to retire or refinance that debt at that time. In addition, any borrowings that we make under our revolving debt facility will be due in October 2003. Our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations will likely be insufficient to repay this indebtedness at scheduled maturity and some or all of our indebtedness, which is not converted to equity, will likely have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

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

     Our senior management team consists of only two individuals, neither of whom has been with us for more than three years. The loss of either of these officers could have an adverse effect on our operations, business, and prospects and our ability to carry out our business plan. We do not maintain key man insurance on our officers.

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

OUR HISTORICAL FINANCIAL RESULTS MAY NOT BE HELPFUL IN EVALUATING OUR PROSPECTS BECAUSE OUR CURRENT LINE OF PRODUCTS IS RELATIVELY NEW.

     Since the announcement of our corporate restructurings in 2001, we have reallocated our resources to the ongoing enhancement of our software product, and in July 2001, we sold our content business. Because our current line of software products is relatively new, our historical financial results may not be helpful in evaluating our prospects.

IT IS DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE DUE TO SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     Our projected expense levels are based on our expectations regarding future revenues and are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from relatively large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues.

     Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in our last six quarters have fluctuated from a low of $2.2 million in third quarter 2001 and third quarter 2002 to a high of $4.4 million in fourth quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

THE KNOWLEDGE MANAGEMENT MARKET IS EVOLVING AND, IF IT DOES NOT GROW RAPIDLY, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     The Knowledge Management solutions market is an emerging industry, and it is difficult to predict how large or how quickly it will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our software and will be willing to access our content over the Internet. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these Knowledge Management solutions.

WE CURRENTLY HAVE ONE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     ServiceWare's Knowledge Management solution, ServiceWare Enterprise, includes our ServiceWare Self-Service, ServiceWare Professional and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES IS DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS.

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as a significant amount of our total revenues will be derived from our ServiceWare Enterprise solutions, for which contracts have a higher average dollar value. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources because of the lengthy sales cycle for our products and services.

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

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including CRM software sold by Clarify/Amdocs, Remedy, and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult, or impossible, and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products would make our products less desirable and could lead to lower sales.

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

IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in certain new versions of existing products and in new products after their introduction. In the event the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need Knowledge Management solutions at all. In either case, our sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we believe that our customers and potential customers have a great sensitivity to product defects.

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

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE DISRUPTIONS TO OUR BUSINESS.

     We intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

     - failure to integrate the acquired assets and/or companies with our current business

     - the price we pay may exceed the value we eventually realize

     - potential loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price

     - potential loss of key employees from either our current business or the acquired business

     - entering into markets in which we have little or no prior experience

     - diversion of management's attention from other business concerns

     - assumption of unanticipated liabilities related to the acquired assets

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

     Notwithstanding the precautions we have taken, a third party may copy or otherwise obtain and use our software or other proprietary information without authorization or may develop similar software indepen-dently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. Further, we have granted certain third parties limited contractual rights to use proprietary information which they may improperly use or disclose. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken may not prevent misappropriation of our technology, and the agreements entered into for that purpose may not be enforceable. The unauthorized use of our proprietary technologies could also decrease the value of our products.

THE SUCCESS OF OUR SOFTWARE PRODUCTS DEPENDS ON THEIR ADOPTION BY OUR CUSTOMERS' EMPLOYEES. IF THESE EMPLOYEES DO NOT ACCEPT THE IMPLEMENTATION OF OUR PRODUCTS, OUR CUSTOMERS MAY FAIL TO RENEW THEIR SERVICE CONTRACTS AND WE MAY HAVE DIFFICULTY ATTRACTING NEW CUSTOMERS.

     The effectiveness of our ServiceWare Enterprise depends in part on widespread adoption and use of our software by our customers' customer service personnel and on the quality of the solutions they generate. Resistance to our software by customer service personnel and an inadequate development of the knowledge base may make it more difficult to attract new customers and retain old ones.

     Some of our customers have found that customer service personnel productivity initially drops while customer service personnel become accustomed to using our software. If an enterprise deploying our software has not adequately planned for and communicated its expectations regarding that initial productivity decline, customer service personnel may resist adoption of our software.

     The knowledge base depends in part on solutions generated by customer service personnel and, sometimes, on the importation of our customers' legacy solutions. If customer service personnel do not adopt and use our products effectively, necessary solutions will not be added to the knowledge base, and the knowledge base will not adequately address service needs. In addition, if less-than-adequate solutions are created and left uncorrected by a user's quality-assurance processes or if the legacy solutions are inadequate, the knowledge base will similarly be inadequate, and the value of our solutions to end-users will be impaired. Thus, successful deployment and broad acceptance of ServiceWare Enterprise will depend in part on whether our customers effectively roll-out and use our software products and the quality of the customers' existing knowledge base of solutions.

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

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

     The license fees for our products typically range from approximately several hundred thousand to several million dollars. These fees often represent a significant expenditure of Information Technology ("IT") capital for our customers. Due to the slowdown in the national and global economy and the uncertainties resulting from recent acts of terrorism, we believe that many existing and potential customers are reducing or reassessing their planned IT expenditures. Such reductions in or eliminations of IT spending could cause us to be unable to maintain or increase our sales volumes, and therefore, have a material adverse affect on our revenues, operating results and stock price.

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

WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS.

     In recent years, the common stocks of technology companies have experienced significant price and volume fluctuations. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in that type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could harm our business and operating results.

THE LOW PRICE OF OUR COMMON STOCK AND THE AMOUNT OF OUR STOCKHOLDERS' EQUITY COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     On March 18, 2003, we received a letter from Nasdaq that our common stock will be delisted as of March 27, 2003. We have filed an appeal, and the delisting will be delayed pending the outcome of the appeal. We cannot assure investors that our stock will continue to be listed on Nasdaq after our appeal is heard.

     If our common stock is delisted by Nasdaq, we expect that our securities will begin to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

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

TERRORIST ATTACKS SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001 AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS ON WHICH OUR COMMON STOCK TRADES, OUR FINANCIAL CONDITION AND OUR RESULTS OF OPERATIONS.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In March 2003, the United States and allied nations commenced a war in Iraq. These attacks and the war in Iraq have caused major instability in the United States and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition and our results of operations.

ITEM 2.  PROPERTIES

     We own no real property. Our largest facility is located in Oakmont, Pennsylvania, where we lease office space. The term of the lease expires in 2006. We also lease an office in Iselin, New Jersey, replacing a small executive office suite that was sublet in Princeton, New Jersey. We also continue to lease small offices in Atlanta, Georgia; Phoenix, Arizona; Pittsford, New York; and the United Kingdom. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of the security holders. However, we held a Special Meeting of Stockholders on February 10, 2003. Two matters were considered and voted upon at the Special
Meeting:

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

     The votes on the matters presented to our Stockholders were as follows:

                                                                            VOTES      VOTES
                                                              VOTES FOR    AGAINST   ABSTAINED
                                                              ----------   -------   ---------
Approval of an amendment to our Certificate of Incorporation
  to effect a reverse stock split of our Common Stock.......  13,593,574   98,205      1,510
Approval of an amendment to our Certificate of Incorporation to decrease the number of authorized shares of Common
  Stock.....................................................  13,663,259   26,030      4,000

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market from August 25, 2000 until April 24, 2002 and on the Nasdaq SmallCap Market since that time. On March 19, 2003, the last sale price of our common stock was $0.29 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

                                                              HIGH     LOW
                                                              -----   -----
2001
  First Quarter.............................................  $4.88   $0.66
  Second Quarter............................................  $1.06   $0.45
  Third Quarter.............................................  $0.78   $0.11
  Fourth Quarter............................................  $0.60   $0.12
2002
  First Quarter.............................................  $0.33   $0.95
  Second Quarter............................................  $0.32   $0.55
  Third Quarter.............................................  $0.25   $0.53
  Fourth Quarter............................................  $0.60   $0.29

     As of March 19, 2003, there were approximately 350 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business. Moreover, our bank credit facility restricts our ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following financial information for the five years ended December 31, 2002 has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                           2002       2001       2000       1999      1998
                                                          -------   --------   --------   --------   -------
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
(Prior year amounts reclassified)
Revenue
  Licenses..............................................  $ 3,781   $  5,912   $ 11,168   $  3,420   $ 2,749
  Services..............................................    6,377      6,515      6,632      3,777     1,894
                                                          -------   --------   --------   --------   -------
  Total revenues........................................   10,158     12,427     17,800      7,197     4,643
Cost of revenues
  Cost of licenses......................................      969      2,685      1,415        457       160
  Cost of services......................................    3,665      8,747      8,827      3,253     1,259
                                                          -------   --------   --------   --------   -------
         Total cost of revenues.........................    4,634     11,432     10,242      3,710     1,419
                                                          -------   --------   --------   --------   -------
Gross margin............................................    5,524        995      7,558      3,487     3,224
Operating expenses
  Sales and marketing...................................    5,375     13,579     16,596      9,501     5,748
  Research and development..............................    2,899      6,345      4,404      2,560     1,485
  General and administrative............................    2,964      3,631      3,456      2,334     2,703
  Intangible assets amortization........................      346      4,828      5,059      2,204        --
  Restructuring and other non-recurring charges
    (income)............................................     (419)     4,547        426         84        98
                                                          -------   --------   --------   --------   -------
         Total operating expenses.......................   11,165     32,930     29,941     16,683    10,034
                                                          -------   --------   --------   --------   -------
Loss from operations....................................   (5,641)   (31,935)   (22,383)   (13,196)    (6810)
Other income (expense), net.............................   (1,184)       449        602       (173)      (13)
                                                          -------   --------   --------   --------   -------
Net loss from continuing operations.....................  $(6,825)  $(31,486)  $(21,781)  $(13,369)  $(6,823)
Net income from discontinued operations.................       --      1,240      2,005      3,307     3,007
Net gain from disposal of a business segment............       --        532         --         --        --
                                                          -------   --------   --------   --------   -------
Net loss................................................  $(6,825)  $(29,714)  $(19,776)  $(10,062)  $(3,816)
  Less preferred dividend amounts.......................       --         --         --        (95)     (124)
                                                          -------   --------   --------   --------   -------
  Net loss applicable to common stockholders............  $(6,825)  $(29,714)  $(19,776)  $(10,157)  $(3,940)
                                                          =======   ========   ========   ========   =======
  Net loss per common share, basic and diluted
    Continuing operations...............................  $ (0.28)  $  (1.30)  $  (1.65)  $  (2.49)  $ (1.50)
    Discontinued operations.............................       --       0.07       0.15       0.61      0.65
                                                          -------   --------   --------   --------   -------
    Net loss per share..................................  $ (0.28)  $  (1.23)  $  (1.50)  $  (1.88)  $ (0.85)
                                                          =======   ========   ========   ========   =======
  Shares used in computing per share amounts............   23,956     24,220     13,179      5,402     4,622
                                                          =======   ========   ========   ========   =======

                                                                          AS OF DECEMBER 31,
                                                          --------------------------------------------------
                                                           2002       2001       2000       1999      1998
                                                          -------   --------   --------   --------   -------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash & cash equivalents and investments.................  $ 2,975   $  4,790   $ 25,764   $  6,623   $   891
Working capital.........................................   (1,684)       636     21,837     (2,695)   (3,687)
Total assets............................................    8,735     13,886     47,072     26,187     5,576
Outstanding debt including capital leases...............    2,702        451        596      4,402     1,968
Stockholders' equity (capital deficiency)...............    2,070      6,310     34,569     10,661    (2,301)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     We are a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service to customers, employees and partners by transforming information into knowledge. Founded in 1991 in Oakmont, Pennsylvania, we sell our products throughout the United States and have a European subsidiary based in the United Kingdom.

     ServiceWare Enterprise(TM) (formerly named eService Suite), powered by The Cognitive Processor(R) (formerly known as MindSync), a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed via a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's Knowledge Management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     ServiceWare Enterprise(TM) is a software solution that allows our customers to provide personalized, automated Web-based service tailored to the needs of their users. ServiceWare Enterprise enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented Cognitive Processor technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. ServiceWare Enterprise includes the software products ServiceWare Self-Service(TM) (Web-based self-service for customers, partners and employees), ServiceWare Professional(TM) (for customer service, sales and field service personnel) and ServiceWare Architect(TM) (for quality assurance managers and system administrators). We also provide a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

     Prior to July 2001, we had two reportable business segments: Software and Content. In July 2001, we completed the sale of all of our Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 6 to our consolidated financial statements.

     In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we have significantly reduced costs and we have focused our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 180 employees were laid off during 2001. The savings from the restructuring plans offset by a decrease in revenues and increased interest expenses related to our convertible notes resulted in a decrease in our net loss for 2002 to $6.8 million, or $0.28 per share, compared to a loss of $29.7 million, or $1.23 per share for 2001.

     On March 18, 2003, we received a delisting notice from The Nasdaq Stock Market. In this letter, Nasdaq informed us that our common stock has continued to fail to maintain a minimum bid price per share of $1.00, that we do not qualify for any further extensions and that our common stock will be delisted as of March 27, 2003. We have filed an appeal, and the delisting will be delayed pending the outcome of the appeal. We cannot assure investors that our common stock will continue to be listed on Nasdaq after our appeal is heard.

     At a special meeting of our stockholders on February 10, 2003, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock and to grant our board of directors the authority to set the ratio for the reverse split or to not complete the reverse split. As necessary, we intend to consider implementing a reverse stock split if we believe it would increase the probability that we would be able to continue to meet the Nasdaq SmallCap Market listing requirements.

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

     On October 16, 2002, we entered into a $2.5 million loan and security agreement with Comerica Bank -- California (the "Bank"). The agreement allows for a revolving line of credit and a term loan. Borrowings on the revolving line can be in amounts up to the lesser of $2.0 million or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Advances of up to $0.5 million on the term loan can be taken until October 16, 2003, and the term loan will mature one year from the date of the advance. Such amounts are to be repaid in 12 monthly installments and will bear interest at the Bank's prime rate which was 4.25% at December 31, 2002. In conjunction with this loan agreement, a Warrant was issued to the Bank to purchase 50,000 shares of our common stock at an exercise price of $0.46 per share, with a 10-year maturity. The Warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require us to repurchase the Warrant for $69,000 after a change of control as defined in the agreement.

FACTORS AFFECTING FUTURE OPERATIONS

     Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 12% and 8% of total revenues in 2002 and fiscal 2001. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     In 2001, we implemented a strategic restructurings to reduce our cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plans of restructuring approved by our board of directors included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for certain service contracts and an equipment write off. As part of the restructuring plan, 55 employees were laid off on February 28, 2001. In July 2001, we implemented a revision to our organizational structure and a workforce reduction of an additional 75 employees. In October 2001, we implemented a workforce reduction of approximately 50 people to further reduce our cost structure.

     A portion of the restructuring charge related to potential costs for terminating certain real estate leases at our corporate headquarters, in addition to amounts related to unused capacity within the building. We have been successful in sub-leasing much of the unused capacity and consequently we have reduced our reserve for excess capacity. Additionally, we decided not to terminate the lease on the property as anticipated and accordingly reversed approximately $302,000 in exit reserves in 2002. Furthermore, a change in the estimate of the termination costs for certain service contracts was recorded as a reduction to the restructuring expense of $130,000 in 2002.

     The remaining restructuring liability of $116,000, related to reduction of facilities, is expected to be fully amortized by June 2003.

     A summary of the restructuring activity is as follows (amounts in thousands):

                                                             REDUCTION AND
                                          SEVERANCE AND      RELOCATION OF
                                         OTHER BENEFITS       FACILITIES     OTHER    TOTAL
                                       -------------------   -------------   -----   -------
February 2001 charge.................        $   471            $1,231       $ 154   $ 1,856
July 2001 charge.....................            550                --          --       550
October 2001 charge..................            390                --          --       390
                                             -------            ------       -----   -------
Total charges........................          1,411             1,231         154     2,796
Payments.............................         (1,280)             (233)         --    (1,513)
Changes in estimate..................             --              (231)         --      (231)
                                             -------            ------       -----   -------
Accrual at December 31, 2001.........            131               767         154     1,052
Payments.............................           (131)             (250)       (154)     (535)
Changes in estimate..................             --              (401)         --      (401)
                                             -------            ------       -----   -------
Accrual at December 31, 2002.........        $    --            $  116       $  --       116
                                             =======            ======       =====   =======

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

REVENUE RECOGNITION

     We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed, determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

     Our revenue recognition policy is governed by Statement of Position (SOP) 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software and services transactions. In addition, the AICPA and its Software Revenue Recognition

Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC, and the Emerging Issues Task Force of the Financial Accounting Standards Board continues to issue additional guidance on revenue recognition. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material effect on our financial condition and results of operations.

ACCOUNTS RECEIVABLE

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability of make payments, we may require additional allowances or we may defer revenue until we determine that collectibility is probable. We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes a review of specific individual balances in our accounts receivable, our history of collections, as well as the overall economic environment.

INTANGIBLE ASSETS AND GOODWILL

     Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be misstated. As a result of implementing SFAS No. 142, expense of $2.3 million was not recognized during 2002 that would have otherwise fully amortized the balance of goodwill. During 2002, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determined that we did not have an impairment loss.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations as of December 31, 2002 consist of the following:

                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                             -------------------------------------------------
                                             TOTAL    LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS
                                             ------   ----------------   ---------   ---------
Convertible notes..........................  $3,386        $3,386          $ --        $ --
Revolving advance..........................     800           800            --          --
Capital lease obligations..................     153            48            96           9
Operating leases...........................     633           497           136          --
                                             ------        ------          ----        ----
Total contractual obligations..............  $4,972        $4,731          $232        $  9
                                             ======        ======          ====        ====

     During 2001, we entered into a sublease for part of our office space in Oakmont, Pennsylvania. The term of the sublease is concurrent with our lease which is through March 31, 2006, however, the sublease may be terminated by either party with 90 days written notice at any time. In 2002 and 2001, we received $71,124 and $25,811 in rental payments for this sublease.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             2002        2001        2000
                                                            -------    --------    --------
Revenues
  Licenses................................................    37.2%       47.7%       62.7%
  Services................................................    62.8        52.3        37.3
                                                             -----      ------      ------
          Total Revenues..................................   100.0       100.0       100.0
Cost of revenues
  Cost of licenses........................................     9.5        21.6         7.9
  Cost of services........................................    36.1        70.4        49.6
                                                             -----      ------      ------
          Total cost of revenues..........................    45.6        92.0        57.5
                                                             -----      ------      ------
Gross Margin..............................................    54.4         8.0        42.5
Operating expenses:
  Sales and marketing.....................................    52.9       109.2        93.3
  Research and development................................    28.5        51.1        24.7
  General and administrative..............................    29.2        29.2        19.4
  Intangible assets amortization..........................     3.4        38.9        28.4
  Restructuring and other non-recurring charges...........    (4.1)       36.6         2.4
                                                             -----      ------      ------
          Total operating expenses........................   109.9       265.0       168.2
                                                             -----      ------      ------
Loss from operations......................................   (55.5)     (257.0)     (125.8)
Other income (expense) net................................   (11.7)        3.6         3.4
                                                             -----      ------      ------
Loss from continuing operations...........................   (67.2)     (253.4)     (122.4)
Net income from discontinued operations...................     0.0        10.0        11.3
Net gain from disposal of a business segment..............     0.0         4.3         0.0
                                                             -----      ------      ------
Net loss..................................................   (67.2)%    (239.1)%    (111.1)%
                                                             =====      ======      ======

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

     Total revenues decreased 18.3% to $10.2 million in 2002 from $12.4 million in 2001 caused by a variety of factors. The biggest factor was and continues to be the poor economic climate. This has translated into significant cuts in enterprise software purchases and stagnant IT purchasing for our target market, Fortune 1000 companies. We anticipate a stagnant IT purchasing environment to continue in our target market in the near future. As a result, we are experiencing price compression and a slowdown in overall demand for our products and services.

     License revenues decreased 36.0% to $3.8 million in 2002 from $5.9 million in 2001. Although the number of contracts with new customers increased to 21 in 2002 from 14 in 2001, the average amount recognized per contract decreased to $119,000 in 2002 from $357,000 in 2001 which was the primary reason for the overall decrease in license revenues. The decrease in license revenues from contracts with new customers was offset in part by an increase in license revenues from contracts with existing customers. In 2002, there were 31 contracts with existing customers averaging $41,000 per contract which was an increase from 2001 where there were 26 contracts averaging $25,000 per contract.

     Service revenues decreased 2.1% to $6.4 million in 2002 from $6.5 million in 2001. A $0.1 million increase in the amount of software maintenance revenue was offset by a $0.2 million decrease in the amount of professional service revenues. Professional services revenues decreased as a result of a 9.6% decrease in billable hours rendered.

COST OF REVENUES

     Cost of revenues decreased to $4.6 million in 2002 from $11.4 million in 2001. Cost of revenues as a percentage of revenues decreased to 45.6% from 92.0%. Cost of license revenues decreased to $1.0 million in 2002 from $2.7 million in 2001. As a percentage of revenues, it decreased to 9.5% from 21.6%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties, costs incurred only in 2001 for equipment for specific implementations, and a decrease in amortization of purchased technology, which was fully amortized in July 2002.

     Cost of service revenues decreased to $3.7 million in 2002 from $8.7 million in 2001. As a percentage of revenues, it decreased to 36.1% from 70.4%. The decrease in the cost of service revenues was principally the result of a 42.4% decrease in customer support and services personnel to an average of 19 in 2002 from an average of 33 in 2001 primarily attributable to the 2001 restructurings. In addition, there was a decrease in the use of third parties to perform services and a decrease in travel and recruiting expenses.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses decreased to $5.4 million, or 52.9% of revenues, in 2002 from $13.6 million, or 109.2% of revenues, in 2001. The decrease is attributable to a reduction in sales and marketing staff of 53.4% to an average of 24 in 2002 from an average of 52 in 2001 primarily attributable to the 2001 restructurings and a decrease in expenses for marketing programs of 87.4% to $0.3 million in 2002 from $2.5 million in 2001. Additionally, significant decreases in commission expense, travel and recruiting costs contributed to the decrease in sales and marketing expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $2.9 million, or 28.5% of revenues, in 2002 from $6.3 million, or 51.1% of revenues, in 2001. The decrease is principally the result of a 61.8% reduction in software development staffing levels to an average of seven in 2002 from an average of 18 in 2001 primarily attributable to the 2001 restructurings.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $3.0 million, or 29.2% of revenues in 2002 from $3.6 million, or 29.2% of revenues in 2001. The decrease was primarily attributable to a 50.0% reduction in general and administrative staffing levels to an average of 11 in 2002 from an average of 22 in 2001 and reductions of bad debt, third party contractor and legal and accounting expenses.

INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization decreased to $0.3 million, or 3.4% of revenues in 2002 from $4.8 million, or 38.9% of revenues in 2001. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill and provide for write off of the goodwill value should it become impaired.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES. Restructuring and other non-recurring charges decreased to $(0.4) million in 2002 from $4.5 million, or 36.6% of revenues, in 2001. In 2001, restructuring charges totaling $2.6 million primarily represent excess facilities costs and severance benefits resulting from reductions in force of approximately 180 employees in 2001. A portion of these restructuring charges related to potential costs for terminating certain real estate leases. However, we have been able to sublease a significant portion of our unused space and have decided not to terminate the lease. Consequently, we have reduced this accrual by $0.4 million in 2002 to reflect changes in assumptions made for the initial charge. Additionally, a credit of $0.1 million to restructuring expense was recorded in 2002 representing a change in the estimate of termination costs for certain service contracts.

     Other non-recurring charges in 2002 of $112,000 consist of adjustments to a tax gross-up related to forgiveness of stockholder loans and a reserve for accrued interest related to outstanding stockholder loans. Other non-recurring charges in 2001 consist of $1.1 million in costs recognized in conjunction with forgiveness of stockholder loans to certain executives in connection with their severance agreements and the related taxes as well as severance costs for senior executives of $0.6 million and a reserve for stockholder loans of $0.3 million.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from short-term investments, offset by interest expense and other fees related to our convertible notes entered into in second quarter 2002 and bank borrowings. Other income (expense), net decreased to $(1.2) million in 2002 from $449,000 or 3.6% of revenues in 2001. The decrease was primarily the result of increased interest expense incurred in conjunction with our convertible notes as well as a decrease in interest earned on investments. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance of the convertible notes, in addition to the 10% interest, amortization of the discount, and debt issue costs on the convertible notes.

YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

     Total revenues decreased 30.3% to $12.4 million in 2001 from $17.8 million in 2000 caused by a variety of factors including a general weakness in the technology sector. License revenues decreased 47.1% to $5.9 million in 2001 from $11.2 million in 2000. The decrease in license revenues was primarily attributable to a decreased number of contracts with new customers. In 2001, we recognized revenue for 13 contracts versus 71 contracts in 2000. Service revenues decreased slightly with $6.5 million reported in 2001 compared to $6.6 million reported in 2000. An increase in the amount of software maintenance revenue was offset by a decrease in the amount of professional service revenues.

COST OF REVENUES

     Cost of revenues increased to $11.4 million in 2001 from $10.2 million in 2000. Cost of revenues as a percentage of revenues increased to 92.0% from 57.5%. Cost of license revenues increased to $2.7 million in 2001 from $1.4 million in 2000. As a percentage of revenues, it increased to 21.6% from 7.9%. The increase in the cost of license revenues was primarily attributable to an increase in product royalties paid to third parties as a result of new agreements entered into late in 2000.

     Cost of service revenues decreased slightly to $8.7 million in 2001 from $8.8 million in 2000. As a percentage of revenues, it increased to 70.4% from 49.6%. The decrease in the cost of service revenues was primarily attributable to higher personnel costs in 2001 which was more than offset by a decrease in the use of third parties to perform services and reimbursable expenses.

     The increases in cost of revenues, cost of license revenues and cost of service revenues, as a percentage of total revenues was related more to a reduction in the amount of license revenues, which resulted in a reduction of total revenues, than to an increase in cost.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses decreased to $13.6 million, or 109.2% of revenues, in 2001 from $16.6 million, or 93.2% of revenues, in 2000. The decrease in sales and marketing expenses is primarily the result of significant decreases in sales personnel costs including salaries, bonus, commission and recruiting fees. The number of sales employees decreased throughout the year to 17 at December 31, 2001 from 76 at December 31, 2000, an overall decrease of 78%. Additionally, a decrease in marketing spending for tradeshows and advertising as well as amounts spent in 2000 that were not spent in 2001 to change our name and update our corporate image and to hold a user group conference contributed to the decrease in sales and marketing expenses. The increase as a percentage of revenues was attributable to the decrease in revenues exceeding the decrease in sales and marketing expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $6.3 million, or 51.1% of revenues, in 2001 from $4.4 million, or 24.7% of revenues, in 2000. The increase is a result of no allocation of software development costs to discontinued operations in 2001 as opposed to 2000 where a portion of software development costs were allocated to discontinued operations and greater use of third party contractors to perform research and development work in 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly to $3.6 million, or 29.2% of revenues in 2001 from $3.5 million, or 19.4% of revenues in 2000. The increase in general and administrative expenses was primarily the result of increased legal, accounting, investor relations and other expenses related to being a public company for the full year 2001 versus four months in 2000.

INTANGIBLE ASSETS AMORTIZATION. Intangible assets amortization decreased to $4.8 million, or 38.9% of revenues in 2001 from $5.1 million, or 28.4% of revenues in 2000. Intangible assets amortization consists of the amortization expense in respect of the consideration in excess of the fair value of assets acquired and liabilities assumed in our acquisition of the Molloy Group in 1999.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES. Restructuring and other non-recurring charges increased to $4.5 million, or 38.9% of revenues, in 2001 from $0.4 million, or 2.4% of revenues, in 2000. In 2001, restructuring charges totaling $2.6 million primarily represent excess facilities costs and severance benefits resulting from reductions in force of approximately 180 employees in 2001.

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

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income received from short-term investments, offset by interest expense and other fees related to our bank borrowings. Other income (expense), net decreased to $449,000 or 3.6% of revenues in 2001 from $602,000 or 3.4% of revenues in 2000. The decrease was primarily the result of a decrease in interest earned on investments offset by a decrease in interest paid on outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

     On April 1, 2002, we signed a binding commitment letter to sell a total of $3,000,000 of convertible notes. A note purchase agreement was signed on May 6, 2002, and we received $1,425,000 less transaction costs of approximately $150,000 from the closing of the first tranche of convertible notes in May 2002. In accordance with their terms, the convertible notes did not become convertible until stockholder approval of the transaction was obtained. Following stockholder approval on June 11, 2002, the size of the transaction was increased to $3,250,000 and on June 19, 2002, the second tranche of convertible notes was issued with an aggregate principal amount of $1,825,000. At that time, we received $1,825,000 less transaction costs of approximately $125,000. Of the total amount of $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 were acquired by a director of ours and his affiliated entities, who collectively owned approximately 20% of our stock prior to the acquisition of convertible notes and would collectively own approximately 45% of our stock if all of their notes were converted. The convertible notes mature 18 months from the closing date, bear interest at 10% per annum, and are convertible at any time at the option of the holder, into shares of our common stock at a conversion price of $0.30 per share. The holders of our convertible notes have agreed to an amendment of these notes under which the maturity date of the convertible notes has been extended until July 15, 2004 and the conversion price of the convertible notes has been reduced to $0.25 per share. Interest can be paid in cash or additional convertible notes, at our option. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, we are restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

     On October 16, 2002, we entered into a loan and security agreement with Comerica Bank -- California (the "Bank"). The agreement allows for a revolving line of credit and a term loan. Borrowings on the revolving line can be in amounts up to the lesser of $2.0 million or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Advances of up to $0.5 million on the term loan can be taken until October 16, 2003, and mature one year from the date of the advance. Such amounts are to be repaid in 12 monthly installments and will bear interest at the Bank's prime rate which was 4.25% on December 31, 2002. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of our Common Stock at an exercise price of $0.46 per share, with a 10-year maturity. The warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require us to repurchase the warrant for $69,000 after a change of control.

     Borrowings under the loan agreement are collateralized by essentially all of our tangible and intangible assets. Borrowings shall also be secured in accordance with a pledge of one or more certificates of deposit initially in the aggregate face amount of $500,000 to be held by the Bank. The aggregate face amount of such certificates of deposit required to be pledged to the Bank shall be adjusted on a monthly basis to reflect reductions in the outstanding principal balance of the Term Advance.

     We are required to maintain all of our primary cash management, investment and transaction accounts with the Bank. We must also comply with certain monthly reporting and financial covenants. As of December 31, 2002, we were not in compliance with our financial covenants, but have subsequently received a waiver of these covenants through February 28, 2003 from the Bank and new covenants have been established. In the event of default of the covenants, the Bank may declare any outstanding amounts to be immediately due and payable, cease future borrowings or credit, and/or exercise its rights under the loan agreement.

     We incurred a net loss of $6.8 million for 2002. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2003, however we may continue to incur net losses for the foreseeable future.

     Net cash used for operating activities in 2002 is principally the result of our net losses. The amount of cash used by current operations has been substantially lower during 2002 due to lower personnel and office costs as a result of our restructuring activities during 2001. The significant decrease in amortization of intangible assets from 2001 is primarily due to the discontinuation of amortization of goodwill in 2002 in accordance with SFAS 142 which resulted in $2.3 million expense not taken in the year and other intangibles becoming fully amortized. The significant decrease in deferred revenue in 2002 is primarily the result of revenue recognized in 2002 for contracts deferred at December 31, 2001 and for new contracts in 2002 recognized and not deferred at year end.

     Net cash used in investing activities in 2002 was primarily attributable to net purchases of short-term investments. Consistent with our overall cost cutting, our need for capital spending for new equipment has declined for both years.

     Net cash provided by financing activities in 2002 was primarily from the proceeds received upon issuance of our convertible notes and borrowings on our revolving line of credit.

     As of December 31, 2002, we had $3.0 million in cash and cash equivalents and short term investments. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2003 operations through product sales, reduced spending and utilizing the available funding under our existing debt facilities of which we have $750,000 available at February 28, 2003. We also expect to pursue additional funding to finance our operations and the development of our business. We have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. These steps included layoffs in 2001 of approximately 180 employees. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to control expenses and to manage the restructuring of operations. The holders of our convertible notes have agreed to an amendment of these notes under which the maturity date of the convertible notes has been extended until July 15, 2004 and the conversion price of the convertible notes has been reduced to $0.25 per share. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient license and service fees from our products or additional financing on terms acceptable to us. Further, we believe that in order to sustain business operations at the current levels through 2004, we will need to obtain significant additional funding.

     Our short term investments are held in an account with an investment firm that is related to a director of ours and his affiliated entities, who collectively owned approximately 20% of our stock prior to the acquisition of convertible notes and would collectively own approximately 45% of our stock if all of their notes were converted. Also, as investments are purchased and sold, a cash balance may be held by this firm.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     Under the indemnification provisions of our standard product license agreement, we guarantee to defend and indemnify our licensees against any proceeding based upon infringement of any patent, copyright, trade secret or other intellectual property right by the products we license to our customers. We do not expect to incur any infringement liability as a result of the customer indemnification clauses as of December 31, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if we were to commit to further exit plans subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England. Revenues from international clients were 12% in 2002 and 8% in 2001, but previously had not been substantial, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. With respect to market risk relating to interest expense, our convertible notes bear interest at a fixed rate, but mature in fourth quarter 2003. As a result, we do not believe that we are currently subject to material interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 are included herein:

                                                               PAGE NUMBER
                                                               -----------
Report of Independent Accountants...........................       34
Report of Independent Auditors..............................       35
Consolidated Balance Sheets.................................       36
Consolidated Statements of Operations.......................       37
Consolidated Statements of Stockholders' Equity.............       38
Consolidated Statements of Cash Flows.......................       42
Notes to Consolidated Financial Statements..................       43

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of ServiceWare Technologies, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the two years then ended were audited by other independent accountants whose report dated January 25, 2002 expressed an unqualified opinion on those statements.

     As more fully discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss and has negative cash flows from operations. The Company's plans for providing liquidity during fiscal 2003 are also discussed in Note 1. Additionally as discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          /s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 29, 2003, except for Note 1 and Note 19, as to which date is March 31, 2003

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of ServiceWare Technologies, Inc., as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ServiceWare Technologies, Inc., at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
  January 25, 2002

                         SERVICEWARE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  2,461,201    $  4,789,920
  Short term investments....................................       513,879              --
  Accounts receivable, less allowance for doubtful accounts
    of $170,998 in 2002 and
    $376,142 in 2001........................................     1,534,258       1,981,352
  Other current assets......................................       362,197         997,741
                                                              ------------    ------------
Total current assets........................................     4,871,535       7,769,013
Non current assets
  Purchased technology, net of amortization of $1,798,026 in
    2002 and $1,448,103 in 2001.............................        83,341         333,264
  Property and equipment
    Office furniture, equipment, and leasehold
     improvements...........................................     1,945,593       2,189,163
    Computer equipment and software.........................     5,808,629       6,532,576
                                                              ------------    ------------
    Total property and equipment............................     7,754,222       8,721,739
    Less accumulated depreciation...........................    (6,495,036)     (5,804,854)
                                                              ------------    ------------
  Property and equipment, net...............................     1,259,186       2,916,885
  Intangible assets, net of accumulated amortization of
    $1,325,472 in 2002 and $979,030 in 2001.................       146,745         493,184
  Goodwill, net of accumulated amortization of $11,111,660
    in 2002 and 2001........................................     2,323,791       2,323,791
  Other non current assets..................................        50,000          50,000
                                                              ------------    ------------
Total long term assets......................................     3,863,063       6,117,124
                                                              ------------    ------------
Total assets................................................  $  8,734,598    $ 13,886,137
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit..................................  $    800,000    $    258,197
  Accounts payable..........................................     1,143,411         627,752
  Accrued compensation and benefits.........................       159,998         800,774
  Deferred revenue -- licenses..............................        82,113         940,378
  Deferred revenue -- services..............................     2,059,864       2,783,899
  Restructuring reserve.....................................       115,764       1,051,921
  Convertible debt, net of unamortized discount of
    $1,617,825..............................................     1,767,856              --
  Other current liabilities.................................       426,804         670,488
                                                              ------------    ------------
Total current liabilities...................................     6,555,810       7,133,409
Non current deferred revenue -- services....................        13,290         292,814
Other non current liabilities...............................        95,815         150,196
                                                              ------------    ------------
Total liabilities...........................................     6,664,915       7,576,419
Stockholders' equity
  Common stock, $0.01 par; 100,000,000 shares authorized,
    24,684,540 and 24,654,917 shares issued and 24,083,370
    and 23,828,167 shares outstanding in 2002 and 2001,
    respectively............................................       246,845         246,549
  Additional paid in capital................................    74,183,726      71,774,297
  Treasury stock, at cost, 601,170 and 826,750 shares in
    2002 and 2001, respectively.............................      (223,351)       (307,160)
  Deferred compensation and other...........................        (9,548)       (113,896)
  Warrants..................................................     1,414,564       1,414,564
  Accumulated other comprehensive loss:
    Currency translation account............................       (36,819)        (24,263)
  Retained deficit..........................................   (73,505,734)    (66,680,373)
                                                              ------------    ------------
Total stockholders' equity..................................     2,069,683       6,309,718
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $  8,734,598    $ 13,886,137
                                                              ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       2002            2001            2000
                                                    -----------    ------------    ------------
REVENUES
  Licenses........................................  $ 3,781,220    $  5,912,104    $ 11,168,119
  Services........................................    6,377,130       6,514,733       6,631,616
                                                    -----------    ------------    ------------
Total revenues....................................   10,158,350      12,426,837      17,799,735
COST OF REVENUES
  Cost of licenses................................      969,034       2,684,633       1,414,840
  Cost of services................................    3,664,867       8,747,655       8,826,797
                                                    -----------    ------------    ------------
Total cost of revenues............................    4,633,901      11,432,288      10,241,637
                                                    -----------    ------------    ------------
GROSS MARGIN......................................    5,524,449         994,549       7,558,098
OPERATING EXPENSES
  Sales and marketing.............................    5,375,205      13,578,860      16,595,942
  Research and development........................    2,899,142       6,345,462       4,404,389
  General and administrative......................    2,963,919       3,631,108       3,456,323
  Intangible assets amortization..................      346,439       4,827,995       5,059,117
  Restructuring and other non-recurring charges
     (income).....................................     (419,173)      4,546,535         425,830
                                                    -----------    ------------    ------------
Total operating expenses..........................   11,165,532      32,929,960      29,941,601
                                                    -----------    ------------    ------------
LOSS FROM OPERATIONS..............................   (5,641,083)    (31,935,411)    (22,383,503)
OTHER INCOME (EXPENSE)
  Interest expense................................   (1,235,722)       (176,409)       (383,823)
  Other (net).....................................       51,444         624,916         986,220
                                                    -----------    ------------    ------------
Other income (expense), net.......................   (1,184,278)        448,507         602,397
                                                    -----------    ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS...............   (6,825,361)    (31,486,904)    (21,781,106)
Net income from discontinued operations...........           --       1,240,424       2,005,113
Net gain from disposal of a business segment......           --         532,030              --
                                                    -----------    ------------    ------------
NET LOSS..........................................  $(6,825,361)   $(29,714,450)   $(19,775,993)
                                                    ===========    ============    ============
NET (LOSS) INCOME PER COMMON SHARE, BASIC AND
  DILUTED:
  Continuing operations...........................  $     (0.28)   $      (1.30)   $      (1.65)
  Discontinued operations.........................           --            0.07            0.15
                                                    -----------    ------------    ------------
NET LOSS PER SHARE................................  $     (0.28)   $      (1.23)   $      (1.50)
                                                    ===========    ============    ============
SHARES USED IN COMPUTING PER SHARE AMOUNTS........   23,956,392      24,220,388      13,178,565
                                                    ===========    ============    ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CONVERTIBLE PREFERRED STOCK
                                      --------------------------------------------------------------------------
                                            SERIES A                 SERIES B                   SERIES C
                                      --------------------   ------------------------   ------------------------
                                       SHARES     AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                      --------   ---------   ----------   -----------   ----------   -----------
Balance at January 1, 2000..........   243,723     348,261    1,058,574     1,978,475    1,111,111     1,720,779
  Issuance of Series F convertible
    preferred stock and warrants,
    net of $32,504 issuance costs...        --          --           --            --           --            --
  Issuance of stock for Initial
    Public Offering.................        --          --           --            --           --            --
  Dividends on preferred stock......        --     (98,261)          --      (478,476)          --            --
  Reclassify par value of common
    stock from no par to $0.01......        --          --           --            --           --            --
  Conversion of preferred stock.....  (243,723)   (250,000)  (1,058,574)   (1,499,999)  (1,111,111)   (1,720,779)
  Exercise of stock options.........        --          --           --            --           --            --
  Stock based compensation..........        --          --           --            --           --            --
  Amortization of stock based
    compensation and warrants.......        --          --           --            --           --            --
  Issuance of warrants..............        --          --           --            --           --            --
  Repurchase of common stock........        --          --           --            --           --            --
  Issuance of stock for Employee
    Stock Purchase Plan.............        --          --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment...        --          --           --            --           --            --
  Unrealized gain on short term
    investments.....................        --          --           --            --           --            --
  Net loss..........................        --          --           --            --           --            --
  Total other comprehensive loss....        --          --           --            --           --            --
                                      --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 2000........        --          --           --            --           --            --
  Exercise of stock options.........        --          --           --            --           --            --
  Reversal of stock based
    compensation....................        --          --           --            --           --            --
  Amortization of stock based
    compensation and warrants.......        --          --           --            --           --            --
  Issuance of warrants..............        --          --           --            --           --            --
  Repurchase of common stock........        --          --           --            --           --            --
  Reserve for stockholder loans.....        --          --           --            --           --            --
  Issuance of stock for Employee
    Stock Purchase Plan.............        --          --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment...        --          --           --            --           --            --
  Realized gain on short term
    investments.....................        --          --           --            --           --            --
  Net loss..........................        --          --           --            --           --            --
  Total other comprehensive loss....        --          --           --            --           --            --
                                      --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 2001........        --          --           --            --           --            --
  Exercise of stock options.........        --          --           --            --           --            --
  Issuance of stock for Employee
    Stock Purchase Plan.............        --          --           --            --           --            --
  Stock based compensation..........        --          --           --            --           --            --
  Amortization of warrants..........        --          --           --            --           --            --
  Beneficial conversion feature of
    convertible notes...............        --          --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment...        --          --           --            --           --            --
  Net loss..........................        --          --           --            --           --            --
  Total other comprehensive loss....        --          --           --            --           --            --
                                      --------   ---------   ----------   -----------   ----------   -----------

Balance at December 31, 2002........        --   $      --           --   $        --           --   $        --
                                      ========   =========   ==========   ===========   ==========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                                  CONVERTIBLE PREFERRED STOCK
                                         ------------------------------------------------------------------------------
                                                 SERIES D                   SERIES E                   SERIES F
                                         ------------------------   ------------------------   ------------------------
                                           SHARES       AMOUNT        SHARES       AMOUNT        SHARES       AMOUNT
                                         ----------   -----------   ----------   -----------   ----------   -----------
Balance at January 1, 2000.............   2,400,000   $ 7,952,907    2,647,984   $ 9,929,944           --   $        --
  Issuance of Series F convertible
    preferred stock and warrants, net
    of $32,504 issuance costs..........          --            --           --            --    1,325,000    10,556,827
  Issuance of stock for Initial Public
    Offering...........................          --            --           --            --           --            --
  Dividends on preferred stock.........          --            --           --            --           --            --
  Reclassify par value of common stock
    from no par to $0.01...............          --            --           --            --           --            --
  Conversion of preferred stock........  (2,400,000)   (7,952,907)  (2,647,984)   (9,929,944)  (1,325,000)  (10,556,827)
  Exercise of stock options............          --            --           --            --           --            --
  Stock based compensation.............          --            --           --            --           --            --
  Amortization of stock based
    compensation and warrants..........          --            --           --            --           --            --
  Issuance of warrants.................          --            --           --            --           --            --
  Repurchase of common stock...........          --            --           --            --           --            --
  Issuance of stock for Employee Stock
    Purchase Plan......................          --            --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment......          --            --           --            --           --            --
  Unrealized gain on short term
    investments........................          --            --           --            --           --            --
  Net loss.............................          --            --           --            --           --            --
  Total other comprehensive loss.......          --            --           --            --           --            --
                                         ----------   -----------   ----------   -----------   ----------   -----------

Balance at December 31, 2000...........          --            --           --            --           --            --
  Exercise of stock options............          --            --           --            --           --            --
  Reversal of stock based
    compensation.......................          --            --           --            --           --            --
  Amortization of stock based
    compensation and warrants..........          --            --           --            --           --            --
  Issuance of warrants.................          --            --           --            --           --            --
  Repurchase of common stock...........          --            --           --            --           --            --
  Reserve for stockholder loans........          --            --           --            --           --            --
  Issuance of stock for Employee Stock
    Purchase Plan......................          --            --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment......          --            --           --            --           --            --
  Realized gain on short term
    investments........................          --            --           --            --           --            --
  Net loss.............................          --            --           --            --           --            --
  Total other comprehensive loss.......          --            --           --            --           --            --
                                         ----------   -----------   ----------   -----------   ----------   -----------

Balance at December 31, 2001...........          --            --           --            --           --            --
  Exercise of stock options............          --            --           --            --           --            --
  Issuance of stock for Employee Stock
    Purchase Plan......................          --            --           --            --           --            --
  Stock based compensation.............          --            --           --            --           --            --
  Amortization of warrants.............          --            --           --            --           --            --
  Beneficial conversion feature of
    convertible notes..................          --            --           --            --           --            --
  Other comprehensive income (loss):
  Currency translation adjustment......          --            --           --            --           --            --
  Net loss.............................          --            --           --            --           --            --
  Total other comprehensive loss.......          --            --           --            --           --            --
                                         ----------   -----------   ----------   -----------   ----------   -----------
Balance at December 31, 2002...........          --   $        --           --   $        --           --   $        --
                                         ==========   ===========   ==========   ===========   ==========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                           COMMON STOCK        ADDITIONAL       TREASURY STOCK        DEFERRED
                                       ---------------------     PAID IN     --------------------   COMPENSATION
                                         SHARES      AMOUNT      CAPITAL      SHARES     AMOUNT      AND OTHER
                                       ----------   --------   -----------   --------   ---------   ------------
Balance at January 1, 2000...........   6,388,713   $     --   $ 5,263,743   $     --   $      --   $        --
  Issuance of Series F convertible
    preferred stock and warrants, net
    of $32,504 issuance costs........          --         --            --         --          --            --
  Issuance of stock for Initial
    Public Offering..................   5,175,000         --    31,634,906         --          --            --
  Dividends on preferred stock.......     670,138      6,701       412,111         --          --            --
  Reclassify par value of common
    stock from no par to $0.01.......          --    229,216      (229,216)        --          --            --
  Conversion of preferred stock......  10,822,023         --    31,910,456         --          --            --
  Exercise of stock options..........   1,250,530      6,982     2,590,724    (16,505)     51,146            --
  Stock based compensation...........          --         --     2,386,665         --          --    (2,386,665)
  Amortization of stock based
    compensation and warrants........          --         --            --         --          --     1,108,309
  Issuance of warrants...............          --         --            --         --          --      (522,691)
  Repurchase of common stock.........     (36,730)        --            --     36,730    (197,299)           --
  Issuance of stock for Employee
    Stock Purchase Plan..............      76,460        765       238,890         --          --            --
  Other comprehensive income (loss):
  Currency translation adjustment....          --         --            --         --          --            --
  Unrealized gain on short term
    investments......................          --         --            --         --          --            --
  Net loss...........................          --         --            --         --          --            --
  Total other comprehensive loss.....          --         --            --         --          --            --
                                       ----------   --------   -----------   --------   ---------   -----------

Balance at December 31, 2000.........  24,346,134    243,664    74,208,279     20,225    (146,153)   (1,801,047)
  Exercise of stock options..........      68,445        482      (114,043)   (20,225)    146,153            --
  Reversal of stock based
    compensation.....................          --         --      (350,350)        --          --       350,350
  Amortization of stock based
    compensation and warrants........          --         --            --         --          --       246,746
  Issuance of warrants...............          --         --            --         --          --       (35,139)
  Repurchase of common stock.........    (826,750)        --    (2,123,607)   826,750    (307,160)    1,125,194
  Reserve for stockholder loans......          --         --            --         --          --            --
  Issuance of stock for Employee
    Stock Purchase Plan..............     240,338      2,403       154,018         --          --            --
  Other comprehensive income (loss):
  Currency translation adjustment....          --         --            --         --          --            --
  Realized gain on short term
    investments......................          --         --            --         --          --            --
  Net loss...........................          --         --            --         --          --            --
  Total other comprehensive loss.....          --         --            --         --          --            --
                                       ----------   --------   -----------   --------   ---------   -----------

Balance at December 31, 2001.........  23,828,167    246,549    71,774,297    826,750    (307,160)     (113,896)
  Exercise of stock options..........     160,000         --       (13,144)  (160,000)     59,444            --
  Issuance of stock for Employee
    Stock Purchase Plan..............      95,203        296         6,161    (65,580)     24,365            --
  Stock based compensation...........          --         --        78,344         --          --            --
  Amortization of warrants...........          --         --            --         --          --       104,348
  Beneficial conversion feature of
    convertible notes................          --         --     2,338,068         --          --            --
  Other comprehensive income (loss):
  Currency translation adjustment....          --         --            --         --          --            --
  Net loss...........................          --         --            --         --          --            --
  Total other comprehensive loss.....          --         --            --         --          --            --
                                       ----------   --------   -----------   --------   ---------   -----------
Balance at December 31, 2002.........  24,083,370   $246,845   $74,183,726    601,170   $(223,351)  $    (9,548)
                                       ==========   ========   ===========   ========   =========   ===========

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                           NOTE        ACCUMULATED
                                                        RECEIVABLE        OTHER                          TOTAL
                                                        FROM COMMON   COMPREHENSIVE                  STOCKHOLDERS'
                                            WARRANTS    SHAREHOLDER   INCOME (LOSS)     DEFICIT         EQUITY
                                           ----------   -----------   -------------   ------------   -------------
Balance at January 1, 2000...............     856,734     (199,999)           --       (17,189,930)    10,660,914
  Issuance of Series F convertible
    preferred stock and warrants, net of
    $32,504 issuance costs...............          --           --            --                --     10,556,827
  Issuance of stock for Initial Public
    Offering.............................          --           --            --                --     31,634,906
  Dividends on preferred stock...........          --           --            --                --       (157,925)
  Reclassify par value of common stock
    from no par to $0.01.................          --           --            --                --             --
  Conversion of preferred stock..........          --           --            --                --             --
  Exercise of stock options..............          --   (2,347,511)           --                --        301,341
  Stock based compensation...............          --           --            --                --             --
  Amortization of stock based
    compensation and warrants............          --           --            --                --      1,108,309
  Issuance of warrants...................     522,691           --            --                --             --
  Repurchase of common stock.............          --      197,299            --                --             --
  Issuance of stock for Employee Stock
    Purchase Plan........................          --           --            --                --        239,655
  Other comprehensive income (loss):
  Currency translation adjustment........          --           --       (18,298)               --        (18,298)
  Unrealized gain on short term
    investments..........................          --           --        19,337                --         19,337
  Net loss...............................          --           --            --       (19,775,993)   (19,775,993)
                                                                        --------      ------------   ------------
  Total other comprehensive loss.........          --           --         1,039       (19,775,993)   (19,774,954)
                                           ----------   -----------     --------      ------------   ------------

Balance at December 31, 2000.............   1,379,425   (2,350,211)        1,039       (36,965,923)    34,569,073
  Exercise of stock options..............          --           --            --                --         32,592
  Reversal of stock based compensation...          --           --            --                --             --
  Amortization of stock based
    compensation and warrants............          --           --            --                --        246,746
  Issuance of warrants...................      35,139           --            --                --             --
  Repurchase of common stock.............          --    2,030,422            --                --        724,849
  Reserve for stockholder loans..........          --      319,789            --                --        319,789
  Issuance of stock for Employee Stock
    Purchase Plan........................          --           --            --                --        156,421
  Other comprehensive income (loss):
  Currency translation adjustment........          --           --        (5,965)               --         (5,965)
  Realized gain on short term
    investments..........................          --           --       (19,337)               --        (19,337)
  Net loss...............................          --           --            --       (29,714,450)   (29,714,450)
                                                                        --------      ------------   ------------
  Total other comprehensive loss.........          --           --       (25,302)      (29,714,450)   (29,739,752)
                                           ----------   -----------     --------      ------------   ------------
Balance at December 31, 2001.............   1,414,564           --       (24,263)      (66,680,373)     6,309,718
  Exercise of stock options..............          --           --            --                --         46,300
  Issuance of stock for Employee Stock
    Purchase Plan........................          --           --            --                --         30,822
  Stock based compensation...............          --           --            --                --         78,344
  Amortization of warrants...............          --           --            --                --        104,348
  Beneficial conversion feature of
    convertible notes....................          --           --            --                --      2,338,068
  Comprehensive loss:
  Currency translation adjustment........          --           --       (12,556)               --        (12,556)
  Net loss...............................          --           --            --        (6,825,361)    (6,825,361)
                                                                        --------      ------------   ------------
  Total comprehensive loss...............          --           --       (12,556)       (6,825,361)    (6,837,917)
                                           ----------   -----------     --------      ------------   ------------

Balance at December 31, 2002.............  $1,414,564   $       --      $(36,819)     $(73,505,734)  $  2,069,683
                                           ==========   ===========     ========      ============   ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (6,825,361)  $(29,714,450)  $(19,775,993)
Adjustments to reconcile net loss to net cash used in
  operations:
  Non cash items:
    Depreciation............................................     1,654,655      2,216,772      1,521,457
    Amortization of intangible assets and warrants..........       800,710      5,617,310      5,897,824
    Amortization of beneficial conversion feature related to
      convertible notes.....................................       885,948             --             --
    Amortization of discount on convertible notes...........       109,456             --             --
    Interest expense paid by issuing convertible notes......       135,681             --             --
    Stock based compensation and loan forgiveness...........        78,344        776,731        864,055
    Gain on disposal of a business segment..................            --       (532,030)            --
    Reserve for stockholder loans...........................            --        319,789             --
    Other non cash items....................................       (17,885)       (14,964)       (19,337)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............       447,094      3,556,459     (2,735,146)
      Decrease (increase) in other assets...................       635,543      1,874,997     (2,316,365)
      Increase (decrease) in accounts payable...............       515,662     (1,601,804)     1,850,637
      Decrease in accrued compensation and benefits.........      (640,776)      (227,812)      (296,254)
      (Decrease) increase in deferred revenue...............    (1,861,824)    (1,678,141)     1,019,421
      Increase (decrease) in other liabilities..............    (1,175,685)       534,110        646,105
      Decrease in net current liability of discontinued
         operations.........................................            --     (1,300,339)    (2,395,514)
                                                              ------------   ------------   ------------
Net cash used in operating activities.......................    (5,258,438)   (20,173,372)   (15,739,110)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short term investments..........................    (3,004,882)    (1,968,956)   (13,695,899)
Sales of short term investments.............................     2,491,003     15,657,760             --
Property and equipment acquisitions.........................       (13,602)      (784,829)    (3,744,525)
Payments for purchase of InfoImage assets...................      (100,000)            --             --
Proceeds from sale of equipment.............................        15,620         54,104             --
                                                              ------------   ------------   ------------
Net cash provided by (used in) investing activities.........      (611,861)    12,958,079    (17,440,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of principal of capital lease obligation.........       (37,310)       (53,867)      (115,575)
Repayments of principal of term loan........................      (258,197)      (172,128)    (2,586,064)
Repayments of principal of revolving line of credit.........            --     (1,000,000)    (2,250,000)
Proceeds from borrowings under revolving line of credit.....       800,000      1,000,000      1,000,000
Proceeds from issuance of convertible notes, net of debt
  issuance costs............................................     2,975,000             --             --
Proceeds from stock option and employee stock purchase plan
  issuances.................................................        76,960        189,013        540,996
Net proceeds from Series F Preferred stock, common stock,
  warrant and stock option issuances........................            --             --     10,556,827
Net proceeds from initial public offering...................            --             --     31,634,906
Dividends paid..............................................            --             --       (157,925)
                                                              ------------   ------------   ------------
Net cash (used in) provided by financing activities.........     3,556,453        (36,982)    38,623,165
                                                              ------------   ------------   ------------
Effect of exchange rate changes on cash.....................       (14,873)        (6,171)       (18,298)
(Decrease) increase in cash and cash equivalents............    (2,328,719)    (7,258,446)     5,425,333
Cash and cash equivalents at beginning of year..............     4,789,920     12,048,366      6,623,033
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of year....................  $  2,461,201   $  4,789,920   $ 12,048,366
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $     21,444   $     81,618   $    361,760
                                                              ============   ============   ============
  Income taxes..............................................  $         --   $         --   $         --
                                                              ============   ============   ============

See accompanying notes to the financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

NOTE 1.  ORGANIZATION OF THE COMPANY

     ServiceWare Technologies is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service to customers, employees and partners by transforming information into knowledge.

     ServiceWare Enterprise(TM) (formerly named eService Suite), powered by The Cognitive Processor(R), a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed via a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's Knowledge Management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     ServiceWare Enterprise(TM) is a software solution that allows ServiceWare customers to provide personalized, automated Web-based service tailored to the needs of their users. ServiceWare Enterprise enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented Cognitive Processor technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. ServiceWare Enterprise includes the software products ServiceWare Self-Service(TM) (Web-based self-service for customers, partners and employees), ServiceWare Professional(TM) (for customer service, sales and field service personnel) and ServiceWare Architect(TM) (for quality assurance managers and system administrators). ServiceWare also provides a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

     The Company had two reportable business segments: Software and Content. However, in July 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation, and all previously reported financial information has been restated accordingly. See Note 6.

     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $73,505,734 at December 31, 2002, incurred a net loss of $6,825,361 and had negative cash flows from operations of $5,258,438 for the year then ended, and expects to incur additional losses and negative cash flows in 2003. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that it has the ability to do so and plans to fund 2003 operations through product sales, reduced spending and utilizing the available funding under existing debt facilities. In March 2003, the holders of the Company's convertible notes agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or additional financing on terms acceptable to the Company. Further, management believes that in order to sustain business operations at the current levels through 2004, it will be necessary to obtain significant additional funding.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to current year presentation.

REVENUE RECOGNITION

     The Company's revenue recognition policy is governed by Statement of Position (SOP) 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The Company derives its revenues from licenses for its products sold directly to end-users and indirectly through distributors as well as from providing related services, including installation and training, consulting, customer support and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed or determinable, and collection of the amount due from the customer is deemed probable. Additionally, in sales contracts that have multi-element arrangements, the Company recognizes revenue using the residual method. The total fair value of the undelivered elements as indicated by vendor-specific objective evidence (price charged when the undelivered element is sold individually) is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Additional revenue recognition criteria by revenue type are listed below.

Licenses revenues

     Licenses revenues include fees for perpetual and annual licenses. The Company recognizes revenues on license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement. Product returns and sales allowances (which have not been significant through December 31, 2002) are estimated and provided for at the time of sale.

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

     Borrowings under the Company's loan and security agreement with Comerica Bank -- California are to be secured in accordance with a pledge of one or more certificates of deposit initially in the aggregate face amount of $500,000 to be held by the Bank (see also Note 5). However, this requirement was waived for borrowings outstanding at December 31, 2002.

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

     Our short term investments are held in an account with an investment firm that is related to a Director of the Company and his affiliated entities (see
Note 17).

OTHER CURRENT ASSETS

     Other current assets consist primarily of deposits and prepayments for expenses to be realized within the next year.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (generally two to five years). Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense. Capital leases, which are for office equipment, are amortized over the term of the lease. Upon disposal, assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains or losses are reflected in the statement of operations.

INTERNAL USE COMPUTER SOFTWARE

     The Company applies AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). Accordingly, the Company capitalizes internal and external costs related to software and implementation services in connection with its internal use software systems.

INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following at December 31, 2002:

                                                 ACCUMULATED                 AMORTIZATION
DESCRIPTION                           AMOUNT     AMORTIZATION   NET AMOUNT      PERIOD
-----------                          ---------   ------------   ----------   ------------
Customer list......................  1,043,543      896,798      146,745       4 years
Noncompetition agreement...........    345,174      345,174           --       3 years
                                     ---------    ---------      -------       -------
Total intangible assets resulting
  from the Molloy acquisition......  1,388,717    1,241,972      146,745
Payment for rights to the
  "ServiceWare" name...............     75,000       75,000           --       3 years
Other..............................      8,500        8,500           --        1 year
                                     ---------    ---------      -------
Total intangible assets............  1,472,217    1,325,472      146,745
                                     =========    =========      =======

     Intangible assets and goodwill are recorded at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the related assets (one to four years). The remaining amortization on intangible assets of $146,745 will be expensed in 2003.

     On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of long lived assets resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the cash flows will be discounted to present value and the assets will be reduced to this amount. There was no impairment for the years ended December 31, 2002, 2001 and 2000.

     As described above, goodwill amortization ceased as of December 31, 2001. The following reflects adjusted net income and the effect of goodwill amortization on net loss per share as if SFAS 142 had been in effect from the beginning of each of the years ended December 31, 2001 and 2000:

                                                               2001           2000
                                                           ------------   ------------
Net loss from continuing operations, as reported.........  $(31,486,904)  $(21,781,106)
Goodwill amortization....................................     4,424,218      4,652,134
                                                           ------------   ------------
Adjusted net loss from continuing operations.............   (27,062,686)   (17,128,972)
Net income (loss) from discontinued operations...........     1,240,424      2,005,113
Net gain from disposal of a business segment.............       532,030             --
                                                           ------------   ------------
Net loss.................................................  $(25,290,232)  $(15,123,859)
                                                           ============   ============
Weighted average shares used to calculate basic and
  diluted loss per share.................................    24,220,388     13,178,565
                                                           ============   ============
Adjusted basic and diluted net (loss) income per share:
Net loss from continuing operations......................  $      (1.11)  $      (1.30)
Net income from discontinued operations..................          0.07           0.15
                                                           ------------   ------------
Net loss per share.......................................  $      (1.04)  $      (1.15)
                                                           ============   ============

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

     In 2002, two customers accounted for 11% and 8% of total revenues and 0% and 34% of total accounts receivable at December 31, 2002. In 2001, three customers accounted for 22%, 12% and 10% of total revenues and 0%, 51% and 8% of total accounts receivable at December 31, 2001. In 2000, three customers accounted for a total of 7% of total revenues and 42% of total accounts receivable at December 31, 2000.

RESEARCH AND DEVELOPMENT

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the "working model" approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2002, 2001, and 2000, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations with the exception of the technology acquired from the Molloy Group on July 23, 1999 whereby $1,777,367 was capitalized and the technology acquired from InfoImage on August 21, 2002 whereby $100,000 was capitalized. These amounts are classified as purchased technology and are being amortized on a straight line basis over two to three years.

     In 2001, the Company entered into an agreement to use a third party contractor to perform research and development work. In 2002, this contractor completed most of the Company's research and development as well as customer support and professional services work.

ADVERTISING COSTS

     Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2002, 2001, and 2000 were approximately $207,000, $1,704,000, and $2,315,000, respectively.

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

STOCK BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 (see Note 9).

     The following proforma disclosure presents the Company's net loss and loss per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123.

                                                 2002           2001           2000
                                             ------------   ------------   ------------
Net loss from continuing operations, as
  reported.................................  $ (6,825,361)  $(31,486,904)  $(21,781,106)
Stock based compensation expense under SFAS
  123......................................    (2,394,000)    (2,242,000)      (807,000)
                                             ------------   ------------   ------------
Adjusted net loss from continuing
  operations...............................    (9,219,361)   (33,728,904)   (22,588,106)
Net income from discontinued operations....            --      1,240,424      2,005,113
Net gain from disposal of a business
  segment..................................            --        532,030             --
                                             ------------   ------------   ------------
Net loss...................................  $ (9,219,361)  $(31,956,450)  $(20,582,993)
                                             ============   ============   ============
Weighted average shares used to calculate
  basic and diluted loss per share.........    23,956,392     24,220,388     13,178,565
                                             ============   ============   ============
Adjusted basic and diluted net (loss)
  income per share:
  Net loss from continuing operations......  $      (0.38)  $      (1.39)  $      (1.71)
  Net income from discontinued
     operations............................            --           0.07           0.15
                                             ------------   ------------   ------------
Net loss per share.........................  $      (0.38)  $      (1.32)  $      (1.56)
                                             ============   ============   ============

     The average fair value of the options granted is estimated at $0.37 during 2002, $0.65 during 2001 and $1.16 during 2000, on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                              2002   2001   2000
                                                              ----   ----   ----
Volatility, annual rate.....................................   221%   437%    60%
Dividend yield..............................................   0.0%   0.0%   0.0%
Expected life, in years.....................................     3      3      3
Average risk-free interest rate.............................  3.10%  4.17%  5.06%

     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

STATEMENT OF CASH FLOWS

     Noncash transactions for the years ended December 31, 2002, 2001, and 2000 include capital lease additions of approximately $92,000, $84,000, and $146,000, respectively. Additionally, noncash transactions for the year ended December 31, 2002 include an increase to additional paid in capital of $2,338,067 for the beneficial conversion feature related to the convertible notes issued during the year.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", basic and dilutive net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. All potential dilutive securities have not been included in the calculation of net loss per share due to their anti-dilutive effect.

OTHER COMPREHENSIVE INCOME (LOSS)

     Other comprehensive income (loss) consists of foreign currency translation adjustments and net unrealized gains from securities available-for-sale. Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     Under the indemnification provisions of the Company's standard product license agreement, the Company guarantees to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products the Company licenses to its customers. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of December 31, 2002.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 15, 2002. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. In the past, we have been subject to the provisions of EITF 94-3 when adopting plans to exit activities and therefore, if we were to commit to further exit plans subsequent to the effective date, we would be subject to the new rules regarding expense recognition.

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable and payable, debt, and note receivable from common stockholder approximate their fair values at December 31, 2002 and 2001.

NOTE 4.  RECEIVABLES

     Receivables consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Billed receivables..........................................  $1,705,256   $1,262,495
Unbilled receivables........................................          --    1,094,999
                                                              ----------   ----------
                                                               1,705,256    2,357,494
Allowance for doubtful accounts.............................    (170,998)    (376,142)
                                                              ----------   ----------
  Total receivables.........................................  $1,534,258   $1,981,352
                                                              ==========   ==========

     Activity in the allowance for doubtful accounts is as follows:

                                                               BALANCE
                                                               --------
Balance, January 1, 2000....................................   $312,206
Net charge to expense.......................................    177,500
Amounts written off.........................................    (30,000)
                                                               --------
Balance, December 31, 2000..................................    459,706
Net charge to expense.......................................    150,000
Amounts written off.........................................   (233,564)
                                                               --------
Balance, December 31, 2001..................................    376,142
Net credit to expense.......................................    (70,000)
Amounts written off.........................................   (135,144)
                                                               --------
Balance, December 31, 2002..................................   $170,998
                                                               ========

NOTE 5.  DEBT

CREDIT FACILITIES

     On October 16, 2002, the Company entered into a $2.5 million Loan and Security Agreement (the "Agreement") with Comerica Bank -- California (the "Bank"). The Agreement allows for a revolving line of credit ("Revolving Facility") and a term loan ("Term Advance"). Advances on the Revolving Facility can be in amounts up to the lesser of $2.0 million or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Term Advances of up to $0.5 million can be taken until October 16, 2003 and will mature one year from the date of the advance. Such amounts are to be repaid in 12 monthly installments and will bear interest at the Bank's prime rate.

     Borrowings under the Agreement are collateralized by essentially all of the Company's tangible and intangible assets. Borrowings shall also be collateralized in accordance with a pledge of one or more certificates of deposit initially in the aggregate face amount of $500,000 to be held by the Bank. The aggregate face amount of such certificates of deposit required to be pledged to the Bank shall be adjusted on a monthly basis to reflect reductions in the outstanding principal balance of the Term Advance. However, this requirement was waived for borrowings outstanding at December 31, 2002.

     The Company is required to maintain all of its primary cash management, investment and transaction accounts with the Bank. The Company must also comply with certain monthly reporting and financial covenants. The financial covenants consisting of the following:

     - Quick Ratio. A ratio of (Quick Assets) to (Current Liabilities (including undrawn letters of credit and credit card sublimits, if any) plus all non-cash collateralized indebtedness to Bank minus deferred maintenance contract revenue) of at least 1.50 to 1.00.

     - Minimum EBITDA. Minimum EBITDA calculated on a trailing three-month basis in amounts as further defined in the Agreement.

     - Total Liabilities Minus Convertible Subordinated Debt to Tangible Net Worth plus Convertible Subordinated Debt. A ratio of (Total Liabilities (including but not limited to undrawn letters of credit and credit card sublimits, if any) minus Convertible Subordinated Debt (defined as Subordinated Debt which by its terms is convertible into equity of Borrower)) to (Tangible Net Worth plus Convertible Subordinated Debt) of not more than 2.25 to 1.00.

     As of December 31, 2002, the Company was not in compliance with its financial covenants, but has subsequently received a waiver of these covenants from the Bank.

     In the event of default of the covenants, the Bank may declare any outstanding amounts to be immediately due and payable, cease future borrowings or credit, and/or exercise its rights under the loan agreement.

     In conjunction with this loan agreement, a warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share, with a 10-year maturity. The warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require the Company to repurchase the warrant for $69,000 upon a change of control (as further defined in the warrant agreement). The warrant is treated as consideration for the Agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and is being amortized to interest expense over the life of the agreement. As the warrant contains a put option, the warrant value was accrued as a liability and not recorded as equity.

     At December 31, 2002, $800,000 was outstanding on the Revolving Facility and the weighted average interest rate on these borrowings was 5.75%. No amount was outstanding on the Term Advance.

     Previously, the Company had a secured credit facility with PNC Bank. In April 2002, the remaining outstanding loan of $200,820 was repaid in full. At December 31, 2002, this agreement had expired and no amounts were outstanding. At December 31, 2001, $258,197 was outstanding and classified as other current liabilities due to the uncertainty of the Company's ability to meet the loan covenants.

CONVERTIBLE NOTES

     On April 1, 2002, the Company signed a binding commitment letter for the sale of convertible notes. The closing of the transaction took place in two tranches on May 6 and June 19, 2002 with total proceeds of $2,975,000 being received, net of transaction costs of $275,000.

     Of the total amount of $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 were acquired by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company's stock prior to the acquisition of convertible notes and would collectively own approximately 45% of the Company's stock if all of his notes were converted.

     The convertible notes mature 18 months from the closing date, bear interest at 10% per annum, and are convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share. Interest can be paid in cash or additional convertible notes, at the option of the Company. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, the Company is restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

     In accordance with EITF 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments", the Company recognized a beneficial conversion feature ("BCF") in the aggregate amount of $2,225,000 as the difference between the market value of the Company's common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors' transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt on the accompanying balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction which is also recorded as a discount on debt in the accompanying balance sheet. The aggregate discount is being amortized as interest expense over the 18 month term of the convertible notes.

     On October 31, 2002, the first interest payment was due on the convertible notes and was paid by issuing additional convertible notes in the amount of $135,681. These additional convertible notes have the same terms as the original convertible notes. Furthermore, the Company recognized additional BCF of $113,067.

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

     The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $2.9 million and $12.0 million for the years ended December 31, 2001 and 2000, respectively.

NOTE 7.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     In 2001, the Company implemented strategic restructurings to reduce its cost structure and focus on revenue growth opportunities in the Knowledge Management software market. The plans of restructuring approved by the Board of Directors included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for certain service contracts and an equipment write off. As part of the restructuring plan, 55 employees were laid off on February 28, 2001. In July 2001, the Company implemented a revision to its organizational structure and a workforce reduction of an additional 75 employees. In October 2001, the Company implemented a workforce reduction of approximately 50 people to further reduce its cost structure.

     A portion of the restructuring charge related to potential costs for terminating certain real estate leases at the Company's corporate headquarters, in addition to amounts related to unused capacity within the building. The Company has been successful in sub-leasing much of the unused capacity and consequently reduced its reserve for excess capacity. Additionally, management has decided not to terminate the lease on the property as anticipated and accordingly has reversed approximately $302,000 in exit reserves in 2002. Furthermore, a change in the estimate of the termination costs for certain service contracts was recorded as a reduction to the restructuring expense of $130,000 in 2002.

     The remaining restructuring liability of $116,000, related to reduction of facilities, is expected to be fully amortized by June 2003.

     A summary of the restructuring activity is as follows (amounts in thousands):

                                                           REDUCTION AND
                                          SEVERANCE AND    RELOCATION OF
                                          OTHER BENEFITS    FACILITIES     OTHER   TOTAL
                                          --------------   -------------   -----   ------
February 2001 charge....................     $   471          $1,231       $154    $1,856
July 2001 charge........................         550              --         --       550
October 2001 charge.....................         390              --         --       390
                                             -------          ------       ----    ------
Total charges...........................       1,411           1,231        154     2,796
Payments................................      (1,280)           (233)        --    (1,513)
Changes in estimate.....................          --            (231)        --      (231)
                                             -------          ------       ----    ------
Accrual at December 31, 2001............         131             767        154     1,052
Payments................................        (131)           (250)      (154)     (535)
Changes in estimate.....................          --            (401)        --      (401)
                                             -------          ------       ----    ------
Accrual at December 31, 2002............     $    --          $  116       $ --       116
                                             =======          ======       ====    ======

     Other non-recurring charges consist of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other non-recurring charges of separated executives consist of the following amounts:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                            2002     2001     2000
                                                           ------   -------   -----
                                                                (IN THOUSANDS)
Restructuring costs......................................  $(532)   $2,565    $ --
Other severance costs....................................     --       579     303
Executive loan forgiveness and related tax costs.........     50     1,083     123
Reserve for stockholder loans............................     63       320      --
                                                           -----    ------    ----
Total restructuring and other non-recurring charges......  $(419)   $4,547    $426
                                                           =====    ======    ====

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

NOTE 9.  STOCKHOLDERS' EQUITY

     The Company has two classes of capital stock consisting of common stock and preferred stock. At December 31, 2002, a total of 100,000,000 shares are authorized for common stock and 5,000,000 are authorized for preferred stock.

COMMON STOCK

     The Company has reserved 17,519,189 shares of common stock. Of this total, 11,285,601 are reserved for the conversion of the convertible notes, 5,568,300 shares are reserved for exercise of stock options, and 665,288 shares are reserved for exercise of warrants.

STOCK OPTION PLAN

     Effective April 2000, the Company's Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the "Plan") which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the "1996 Plan"). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. A total of 6,750,000 shares of the Company's Common Stock plus any shares of Common Stock previously reserved for stock options granted under the 1996 Plan which are forfeited prior to exercise may be issued pursuant to the Plan. The exercise price of incentive stock options was determined by management and the Board of Directors for the period from April 2000 through the IPO date. After the IPO, the exercise price is the closing market price of the Company's Common Stock on the date of the grant. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a two year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During 2002, the Company recorded $78,344 in stock based compensation expenses related to accelerated vesting of outstanding options. During 2001, the Company recorded $1,125,194 in reversals of deferred compensation in conjunction with repurchasing shares of restricted stock and forgiving stockholder loans (see
Note 11 for further explanation), $350,350 in reversals of deferred compensation for cancelled options, and $51,882 in stock based compensation expenses. During 2000, the Company recorded $2,386,665 and $864,055 in deferred compensation and stock based compensation expenses, respectively.

     The following table summarizes option activity for the years ended December 31, 2002, 2001, and 2000:

                                            OPTIONS     OPTION PRICE RANGE   WEIGHTED AVERAGE
                                          OUTSTANDING       PER SHARE         EXERCISE PRICE
                                          -----------   ------------------   ----------------
Balance, January 1, 2000................   2,647,410    $0.0560 - $5.1000        $1.8858
Options granted.........................   2,285,965    $2.5000 - $7.0000        $3.8063
Options exercised.......................   1,250,530    $0.1670 - $5.1000        $2.1317
Options forfeited.......................     708,343    $0.9400 - $7.0000        $3.8113
                                           ---------
Balance, December 31, 2000..............   2,974,502    $0.0560 - $7.0000        $2.7825
Options granted.........................   4,355,025    $0.2400 - $2.0625        $0.6163
Options exercised.......................      68,445    $0.0560 - $1.2100        $0.4746
Options forfeited.......................   3,122,595    $0.1670 - $7.0000        $1.9274
                                           ---------
Balance, December 31, 2001..............   4,138,487    $0.2400 - $7.0000        $1.1810
Options granted.........................   3,679,500    $0.3200 - $0.5800        $0.4025
Options exercised.......................     160,000    $0.2500 - $0.3800        $0.2894
Options forfeited.......................   2,089,687    $0.2400 - $7.0000        $1.3548
                                           ---------
Balance, December 31, 2002..............   5,568,300    $0.2400 - $7.0000        $0.5059
                                           =========

     The options outstanding as of December 31, 2002 have been segregated into ranges for additional disclosure as follows:

                                            OPTIONS OUTSTANDING
                          -------------------------------------------------------           OPTIONS EXERCISABLE
                               OPTIONS        WEIGHTED AVERAGE                      ------------------------------------
                          OUTSTANDING AS OF      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2002   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 2002    EXERCISE PRICE
------------------------  -----------------   ----------------   ----------------   -----------------   ----------------
$0.0000 -- $0.2500....        1,012,500             8.2              $0.2494              537,500           $0.2488
$0.2501 -- $0.3500....          604,000             8.5              $0.3216              314,000           $0.3216
$0.3501 -- $0.4000....        2,024,500             9.0              $0.3936              255,000           $0.3800
$0.4001 -- $0.7000....        1,394,500             9.3              $0.4452               10,000           $0.5050
$0.7001 -- $1.4000....          321,200             7.5              $1.0661              199,720           $1.0773
$2.1001 -- $2.8000....          109,100             6.3              $2.4817              102,600           $2.4805
$2.8001 -- $3.5000....           80,000             8.0              $2.8125               80,000           $2.8125
$3.5001 -- $4.2000....            7,600             5.1              $3.6000                7,600           $3.6000
$4.9001 -- $5.6000....            9,000             6.3              $5.1083                9,000           $5.1083
$6.3001 -- $7.0000....            5,900             1.3              $7.0000                5,400           $7.0000
                              ---------             ---              -------            ---------           -------
                              5,568,300             8.7              $0.5059            1,520,820           $0.7512
                              =========             ===              =======            =========           =======

     On August 28, 2002, the Company offered our full-time and part-time employees and non-employee directors the opportunity to exchange their outstanding stock options for an equal number of new options (adjusted for a reverse stock split or similar event, should this happen) to be granted on the first business day that is at least six months plus one day after the expiration of the offer. The offer expired September 30, 2002, and options for 436,460 shares of common stock were tendered. New options are expected to be granted March 31, 2003 to those participants who are employed by ServiceWare on both the date this offer expired and the date that the new options are granted.

EMPLOYEE STOCK PURCHASE PLAN

     In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 500,000 shares of common stock, plus annual increases as defined by the plan document. The ESPP enables employees to purchase shares of the Company's common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company's common stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). At December 31, 2002, 404,797 shares remained available for purchase under the plan.

NOTE 10.  WARRANTS

     The following table summarizes warrant activity for the years ended December 31, 2002, 2001 and 2000:

                                                              WARRANTS      WARRANT PRICE
                                                             OUTSTANDING   RANGE PER SHARE
                                                             -----------   ---------------
Balance, January 1, 2000...................................    515,288      $1.50-$9.00
Warrants granted...........................................    233,333         $7.00
Warrants exercised.........................................         --
Warrants expired...........................................         --
                                                               -------
Balance, December 31, 2000.................................    748,621      $1.50-$9.00
Warrants granted...........................................         --
Warrants exercised.........................................         --
Warrants expired...........................................         --
                                                               -------
Balance, December 31, 2001.................................    748,621      $1.50-$9.00
Warrants granted...........................................     50,000         $0.46
Warrants exercised.........................................         --
Warrants expired...........................................    133,333         $7.00
                                                               -------
Balance, December 31, 2002.................................    665,288      $1.50-$9.00
                                                               =======

     The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise their warrants for shares of the Company's common stock at anytime until the expiration of the warrant. Expiration dates of the warrants outstanding at December 31, 2002 are as follows:

 WARRANTS     WARRANT PRICE   EXPIRATION
OUTSTANDING     PER SHARE        DATE
-----------   -------------   ----------
360,001..     $        2.50     3/31/03
100,000..     $        7.00     6/30/03
40,473...     $1.50 - $9.00     9/30/03
34,814...     $        3.75     7/23/04
80,000...     $        3.75    12/10/06
50,000...     $        0.46    10/16/12
  -------
  665,288
  =======

     Warrant amortization recorded as a reduction of revenue was $104,346 and $159,725 during 2002 and 2001, respectively, and relates to warrants issued to a customer primarily in connection with a master license agreement entered into in 2000.

NOTE 11.  NOTES RECEIVABLE FROM COMMON STOCKHOLDERS

     In January and February 2000, certain executive officers exercised options to purchase shares of Common Stock, and issued promissory notes to the Company in conjunction with the purchases. These officers are personally liable for the principal and interest due on their loans. Each loan is secured by the shares purchased with the proceeds of that loan. Each loan becomes due and payable three years from the date it was made or earlier if the individual's employment is terminated or he or she no longer owns the shares. These loans were made at interest rates between 5.8% and 6.1%, which were the applicable Federal rates in effect under Section 1274(d) of the Internal Revenue Code of 1986, as amended, on the date of issuance. The respective total number of shares purchased and the amounts loaned as well as amounts repurchased due to employment termination are set forth in the table below.

                                                           NUMBER OF SHARES   LOAN AMOUNTS
                                                           ----------------   ------------
Exercise of stock options on January 19, 2000............      619,470         $1,410,011
Exercise of stock options on February 29, 2000...........      375,000         $  937,500
Repurchase of stock due to termination in 2000:
  Loan...................................................       36,730         $  197,299
  Interest...............................................                      $    9,045
Repurchase of stock due to termination in 2001:
  Loan...................................................      826,750         $2,030,422
  Interest...............................................                      $  191,175

     During 2001, five of the loans were forgiven in the amount of $2,030,422 in exchange for 826,750 restricted and unrestricted shares outstanding under the loans. In accordance with repurchase agreements, restricted shares were repurchased at the price paid for the shares (exercise price of the option). Unrestricted shares were repurchased at the fair market value on the date of termination. The difference between the principal of the loan balance and the value of the shares repurchased of $732,323 was recorded as compensation expense and is classified as restructuring and other non-recurring charges during 2001. An amount of $307,160 was recorded to treasury stock in 2001 for the repurchased shares, which was the fair market value of the shares on the date of termination. Amounts in excess of fair market value have been recorded as additional paid in capital. Additionally, $1,125,914 of deferred stock based compensation was reversed for the restricted shares that were repurchased from the executives.

     Under severance agreements with four of the executives, the Company agreed to pay any personal tax liability arising from these transactions. As a result, the Company recorded an expense of $350,546 in 2001 which has been classified as restructuring and other non-recurring charges. An additional expense of $49,711 was recognized in 2002 as actual personal tax liabilities were determined. All amounts were paid by December 31, 2002. Additionally, interest on the loans of $191,175 was also forgiven. This income was reversed and is classified as other expense in 2001.

     On January 24, 1999, a former president of the Company exercised options to purchase 86,956 shares of Common Stock at a purchase price of $2.30 per share. A promissory note in the amount of $199,999 was issued in conjunction with the sale. The note bears interest at the applicable federal rate defined in the Internal Revenue Code of 1986, as amended and is due September 2003.

     As of December 31, 2002, the loan made on January 24, 1999 and one loan made on January 31, 2000 remain outstanding. The total principal amount of these loans is $319,789, which has been fully reserved for in 2001. Additionally, in 2002 the Company reserved for an additional $62,636 for interest accrued on these notes in the event these loans become uncollectible. No additional interest income has been recorded for these notes.

NOTE 12.  CAPITAL AND OPERATING LEASES

     The Company has several capital and operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable capital and operating leases are as follows:

YEAR ENDING DECEMBER 31,                                CAPITAL LEASES   OPERATING LEASES
------------------------                                --------------   ----------------
2003..................................................     $47,856           $496,700
2004..................................................      47,856            124,863
2005..................................................      47,856             11,582
2006..................................................       9,182                212
                                                           -------           --------
Total minimum lease payments..........................     152,750           $633,357
                                                                             ========
Less amount representing interest.....................      18,433
                                                           -------
Present value of capital lease obligations............     134,317
Less current maturities...............................      38,501
                                                           -------
Non current capital lease obligations.................     $95,816
                                                           =======

     Total rent expense under all operating leases amounted to $464,108, $1,426,416 and $1,554,924 in 2002, 2001 and 2000, respectively.

     During 2001, the Company entered into a sublease for part of its office space in Oakmont, Pennsylvania. The monthly lease payment is $5,927. The term of the sublease is concurrent with the Company's lease which is through March 31, 2006, however, the sublease may be terminated by either party with 90 days written notice at any time after January 31, 2002. The Company received $71,124 and $25,811 in 2002 and 2001, respectively, in rental payments for this sublease.

NOTE 13.  INCOME TAXES

     A reconciliation of the benefit for income taxes on operations computed by applying the federal statutory rate of 34% to the loss from operations before income taxes and the reported benefit for income taxes on operations is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                              2002           2001          2000
                                           -----------   ------------   -----------
Income tax benefit computed at statutory
  federal income tax rate................  $(2,320,621)  $(10,102,913)  $(6,723,838)
State income taxes, net of federal tax
  benefit, if any........................     (405,426)    (1,782,867)   (1,174,694)
Other (principally goodwill and meals and
  entertainment).........................       48,812      1,729,500     2,121,065
Research tax credit......................           --             --      (355,000)
Foreign loss.............................      332,984        648,339       470,466
Deferred tax asset valuation allowance...    2,344,251      9,507,941     5,662,001
                                           -----------   ------------   -----------
Total benefit for income taxes...........  $        --   $         --   $        --
                                           ===========   ============   ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                        DECEMBER 31,
                                         ------------------------------------------
                                             2002           2001           2000
                                         ------------   ------------   ------------
Deferred tax assets (liabilities)
  Accounts receivable..................  $     68,000   $    150,000   $    184,000
  Property and equipment...............       (96,000)       332,000        177,000
  Intangible assets....................       (92,000)      (331,000)      (827,000)
  Loss carryforward....................    23,361,000     21,661,000     12,771,000
Research tax credit....................       866,000        625,000        625,000
                                         ------------   ------------   ------------
Total net deferred tax assets..........    24,107,000     22,437,000     12,930,000
Valuation allowance....................   (24,107,000)   (22,437,000)   (12,930,000)
                                         ------------   ------------   ------------
Net deferred tax asset.................  $         --   $         --   $         --
                                         ============   ============   ============

     Management has recorded a valuation allowance against the deferred tax assets until such time that the Company demonstrates an ability to generate taxable income on a consistent basis.

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $58,403,000 which expire between 2002-2022. Utilization of certain net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

NOTE 14.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                             2002           2001           2000
                                          -----------   ------------   ------------
Numerator:
  Net loss from continuing operations...  $(6,825,361)  $(31,486,904)  $(21,781,106)
  Net income (loss) from discontinued
     operations.........................           --      1,240,424      2,005,113
  Net gain from disposal of a business
     segment............................           --        532,030             --
                                          -----------   ------------   ------------
  Numerator for basic and diluted net
     loss per share -- loss available to
     common stockholders................  $(6,825,361)  $(29,714,450)  $(19,775,993)
                                          ===========   ============   ============
Denominator:
  Denominator for basic and diluted loss
     per share -- weighted average
     shares.............................   23,956,392     24,220,388     13,178,565
                                          ===========   ============   ============
Basic and diluted net (loss) income per
  share
Net loss from continuing operations.....  $     (0.28)  $      (1.30)  $      (1.65)
Net income from discontinued
  operations............................           --           0.07           0.15
                                          -----------   ------------   ------------
Net loss per share......................  $     (0.28)  $      (1.23)  $      (1.50)
                                          ===========   ============   ============

     Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 17,519,189, 4,981,292 and 3,794,873 for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 15.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $186,547, $419,125 and $230,716 in matching contributions to the Plan in 2002, 2001 and 2000, respectively.

NOTE 16.  SEGMENT REPORTING

     Subsequent to the sale of the Content segment in July 2001, the Company has only one business segment (see Note 6).

Geographic Information

                                                   YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------
                                 2002                       2001                       2000
                       ------------------------   ------------------------   -------------------------
                                     LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                       REVENUES(A)   ASSETS(B)    REVENUES(A)   ASSETS(B)    REVENUES(A)    ASSETS(B)
                       -----------   ----------   -----------   ----------   -----------   -----------
United States........  $ 8,961,285   $3,855,797   $10,757,480   $6,063,967   $16,763,364   $14,149,191
International........    1,197,065        7,265     1,175,153       53,157       372,772        60,903
                       -----------   ----------   -----------   ----------   -----------   -----------
Total................  $10,158,350   $3,863,062   $11,932,633   $6,117,124   $17,136,136   $14,210,094
                       ===========   ==========   ===========   ==========   ===========   ===========

(a) Revenues are attributed to the United States and International based on customer location.

(b) Long-lived assets include non-current assets of the Company.

Major Customers

     Sales are made primarily through the Company's direct sales force. See discussion of major customers in Note 2.

NOTE 17.  RELATED PARTY TRANSACTIONS

     Our short term investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company's stock prior to the acquisition of convertible notes and would collectively own approximately 45% of the Company's stock if all of their notes were converted (see Note 5). Also, as investments are purchased and sold, a cash balance may be held by this investment firm. At December 31, 2002 and 2001, the cash balance with this investment firm was $0 and $913,891, respectively. The maximum balance in the short term investments and cash accounts during 2002 and 2001 was $3,707,787 and $15,392,301, respectively.

     Of the total amount of $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 less transaction costs of $275,000 were acquired by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company's stock prior to the acquisition of convertible notes and would collectively own approximately 45% of the Company's stock if all of their notes were converted (see Note 5).

     In January 1999 and January 2000, two former executives exercised options to purchase shares of Common Stock, and promissory notes were issued to the Company in conjunction with the sales which are outstanding at December 31, 2002 (see Note 11).

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                          -------------   --------------   -------------   --------------
Year ended December 31, 2002
  Revenues..............................  $  2,553,340      $2,943,885      $2,186,326       $2,474,799
  Gross margin..........................     1,189,696       1,771,660       1,147,845        1,415,248
  Net loss from continuing operations...    (1,548,212)       (841,646)     (2,243,513)      (2,191,990)
  Net loss..............................    (1,548,212)       (841,646)     (2,243,513)      (2,191,990)
  Net loss per common share, basic and
     diluted............................         (0.06)          (0.04)          (0.09)           (0.09)
Year ended December 31, 2001
  Revenues..............................  $  2,340,547      $3,452,181      $2,245,332       $4,388,777
  Gross margin..........................    (1,854,238)       (429,126)        647,401        2,630,512
  Net loss from continuing operations...   (12,966,743)     (9,504,006)     (8,001,637)      (1,014,518)
  Net income from discontinued
     operations.........................       399,366         283,563         557,495               --
  Net gain from disposal of a business
     segment............................            --              --         532,030               --
  Net loss..............................   (12,567,377)     (9,220,443)     (6,912,112)      (1,014,518)
  Net (loss) income per common share,
     basic and diluted:
     Continuing operations..............         (0.54)          (0.39)          (0.34)           (0.04)
     Discontinued operations............          0.02            0.01            0.05               --
                                          ------------      ----------      ----------       ----------
     Net loss per share.................         (0.52)          (0.38)          (0.29)           (0.04)
                                          ============      ==========      ==========       ==========

NOTE 19.  SUBSEQUENT EVENTS

     As of December 31, 2002, the Company was not in compliance with its financial covenants under the Loan and Security Agreement with Comerica Bank--California, but has subsequently received a waiver of these covenants through February 28, 2003 from the Bank and new covenants have been established that include the following:

     - Maintain a minimum EBITDA calculated on a trailing three month basis in amounts as further defined in the Agreement

     - Maintain a cash balance of 1.5 times the outstanding borrowings.

     - A $250,000 borrowing cap was established for the Term Advance until June 30, 2003. After June 30, 2003, the cap shall be eliminated as soon as the Company can demonstrate three consecutive months of positive EBITDA.

     On March 18, 2003, the Company received a delisting notice from The Nasdaq Stock Market informing the Company that its common stock would be delisted as of March 27, 2003 due to its failure to maintain a minimum bid price per share of $1.00. As of March 31, 2002, the Company has filed an appeal, and the delisting has been delayed pending the outcome of the appeal. The Company cannot assure investors that its common stock will continue to be listed on Nasdaq after its appeal is heard.

     At a special meeting of stockholders on February 10, 2003, the stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock and to grant its board of directors the authority to set the ratio for the reverse split or to not complete the reverse split. As necessary, the Company intends to consider implementing a reverse stock split if it believes it would increase the probability that it would be able to continue to meet the Nasdaq SmallCap Market listing requirements.

     In March 2003, The holders of the Company's convertible notes agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item was previously disclosed in a Form 8-K dated April 15, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the data under the captions "Election of Directors", "Executive Officers" and "Section 16(a) beneficial ownership reporting compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting to be held June 11, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the data under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting to be held June 11, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the data under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting to be held June 11, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the data under the subcaption "Certain Relationships and Related Party Transactions" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting to be held June 11, 2003, which Proxy Statement is to be filed with the Commission.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 11, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     1. Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Accountants...........................      34
Report of Independent Auditors..............................      35
Consolidated Balance Sheets.................................      36
Consolidated Statements of Operations.......................      37
Consolidated Statements of Stockholders' Equity.............      38
Consolidated Statements of Cash Flows.......................      42
Notes to Consolidated Financial Statements..................      43

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

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
2.1        Purchase and Sale Agreement, dated as of July 20, 2001, by and between the Company and RightAnswers LLC.(1)
3.1        Third Amended and Restated Certificate of Incorporation of
           the Company(2)
3.2        Amended and Restated Bylaws of the Company(2)
4.1        Amended and Restated Registration Rights Agreement dated
           June 2, 2000.(3)
4.2        Form of 10% Convertible Note dated May 6, 2002.(4)
4.3        Form of 10% Convertible Note dated June 19, 2002.(4)
4.4        Registration Rights Agreement dated as of May 6, 2002
           between the Company and the purchasers of the 10%
           Convertible Notes.(4)
10.1       Commercial Lease Agreement, dated May 31, 1995, as amended, between the Company and Sibro Enterprises, for property
           located in Oakmont, Pennsylvania.(5)
10.2       2000 Stock Incentive Plan of the Company.(5)
10.3       Employee Stock Purchase Plan of the Company.(5)
10.4       Amended and Restated Stock Option Plan of the Company.(6)
10.5       Loan Agreements between the Company and certain of our
           officers during the first quarter of 2000.(6)
10.6       License Agreement and Assignment, each dated July 23, 1999, between the Company and Bruce Molloy.(6)
10.7I      Master Alliance Agreement, dated June 30, 2000, between the
           Company and Electronic Data Systems Corporation.(7)
10.8I      Master Software License Agreement, dated June 30, 2000,
           between the Company and Electronic Data Systems
           Corporation.(7)
10.9       Common Stock Purchase Warrant of the Company in favor of
           Electronic Data Systems Inc.(7)
10.10      Warrant Purchase Agreement, dated June 2, 2000 between the
           Company and Electronic Data Systems.(7)
10.11      ServiceWare Technologies, Inc. Change of Control Benefit
           Plan.(8)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.12I     Software License and Maintenance Agreement dated December
           13, 2001 between the Company and Cingular Wireless LLC.(9)
10.13      Note Purchase Agreement dated as of May 6, 2002 between the
           Company and the purchasers identified therein.(10)
10.14      Asset Purchase and Sale Agreement dated August 21, 2002,
           between Maureen R. Gaughan as trustee of the Chapter 7
           Bankruptcy Estate of InfoImage, Inc. and the Company(11)
10.15*     Loan and Security Agreement dated October 16, 2002, between the Company and Comerica Bank -- California.
21.1*      List of Subsidiaries
23.1*      Consent of PricewaterhouseCoopers LLP.
23.2*      Consent of Ernst & Young LLP.
24.1*      Power of Attorney (included on signature page hereto).
99.1*      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           for Kent Heyman, President and Chief Executive Officer.
99.2*      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           for Scott Schwartzman, Chief Financial Officer.

------------------------

I Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

(1) Incorporated by reference to our Current Report on Form 8-K filed on August 6, 2001.

(2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(3) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on August 18, 2000.

(4) Incorporated by reference to our Registration Statement on Form S-3 filed on June 19, 2002.

(5) Incorporated by reference to our the Registration Statement on Form S-1 filed on March 31, 2000.

(6) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on April 7, 2000.

(7) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 13, 2000.

(8) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(10) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

*      Filed herewith.

(b) Reports on Form 8-K

     The registrant did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Oakmont, Commonwealth of Pennsylvania on March 27, 2003.

                                          SERVICEWARE TECHNOLOGIES, INC.

                                          By: /s/ KENT HEYMAN
                                            ------------------------------------
                                            Kent Heyman
                                            Chief Executive Officer

     Each person whose signature appears below hereby appoints Kent Heyman and Scott Schwartzman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     CAPACITY                    DATE
                   ---------                                     --------                    ----
                /s/ KENT HEYMAN                     President, Principal                March 27, 2003
------------------------------------------------    Executive Officer and Director
                  Kent Heyman

             /s/ SCOTT SCHWARTZMAN                  Chief Financial Officer, Chief      March 27, 2003
------------------------------------------------    Operating Officer, Secretary and
               Scott Schwartzman                    Principal Financial Officer

              /s/ THOMAS UNTERBERG                  Director                            March 27, 2003
------------------------------------------------
                Thomas Unterberg

               /s/ GEORGE GOODMAN                   Director                            March 27, 2003
------------------------------------------------
                 George Goodman

              /s/ ROBERT HEMPHILL                   Director                            March 27, 2003
------------------------------------------------
                Robert Hemphill

                /s/ BRUCE MOLLOY                    Director                            March 27, 2003
------------------------------------------------
                  Bruce Molloy

              /s/ TIMOTHY WALLACE                   Director                            March 27, 2003
------------------------------------------------
                Timothy Wallace

                                 CERTIFICATIONS

I, Kent Heyman, certify that:

          1. I have reviewed this annual report on Form 10-K of ServiceWare Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ KENT HEYMAN
                                            ------------------------------------
                                            Kent Heyman
                                            Principal Executive Officer

Date: March 27, 2003

                                 CERTIFICATIONS

I, Scott Schwartzman, certify that:

          1. I have reviewed this annual report on Form 10-K of ServiceWare Technologies, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ SCOTT SCHWARTZMAN
                                            ------------------------------------
                                            Scott Schwartzman
                                            Principal Financial Officer

Date: March 27, 2003

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
10.15     Loan and Security Agreement dated October 16, 2002, between the Company and Comerica Bank -- California.
21.1      List of Subsidiaries
23.1      Consent of PricewaterhouseCoopers LLP.
23.2      Consent of Ernst & Young LLP.
99.1      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          for Kent Heyman, President and Chief Executive Officer.
99.2      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          for Scott Schwartzman, Chief Financial Officer.