Form 10-Q
period 2003-03-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2003-05-15
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer
as defined in Rule 12b-2 of the Exchange Act.  Yes [ ]    No [X]

         The number of shares of the registrant's common stock outstanding as of the close of business on May 12, 2003 was 24,145,870.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2003
                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements (Unaudited)

         -  Consolidated Balance Sheets as of March 31, 2003 and December 31,
            2002.............................................................              2

         -   Consolidated Statements of Operations for the three months
             ended March 31, 2003 and 2002...................................              3

         -   Consolidated Statement of Stockholders' Equity for the three
             months ended March 31, 2003.....................................              4

         -   Consolidated Statements of Cash Flows for the three months ended
             March 31, 2003 and 2002.........................................              5

         -   Notes to Consolidated Financial Statements......................              6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................             10

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk......             21

ITEM 4.      Controls and Procedures.........................................             21

PART II. OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders.............             22

ITEM 6.      Exhibits and Reports on Form 8-K................................             22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2003            2002
                                                                                           ----------     ------------
                                                                                          (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents .........................................................      $    579       $  2,461
   Short term investments ............................................................           500            514
   Accounts receivable, less allowance for doubtful accounts of $171 as of March 31,
      2003 and $171 as of December 31, 2002 ..........................................         1,856          1,534
   Other current assets ..............................................................           284            363
                                                                                            --------       --------
            Total current assets .....................................................         3,219          4,872
Non current assets
   Purchased technology, net of amortization of $1,811 as of March 31, 2003 and
      $1,798 as of December 31, 2002 .................................................            71             83
   Property and equipment
      Office furniture, equipment, and leasehold improvements ........................         1,947          1,945
      Computer equipment and software ................................................         5,819          5,809
                                                                                            --------       --------
            Total property and equipment .............................................         7,766          7,754
      Less accumulated depreciation ..................................................        (6,727)        (6,495)
                                                                                            --------       --------
   Property and equipment, net .......................................................         1,039          1,259
   Intangible assets, net of accumulated amortization of $1,391 as of March 31, 2003
      and $1,325 as of December 31, 2002 .............................................            81            147
   Goodwill
                                                                                               2,324          2,324
   Other non current assets ..........................................................            50             50
                                                                                            --------       --------
            Total long term assets ...................................................         3,565          3,863
                                                                                            --------       --------
            Total assets .............................................................      $  6,784       $  8,735
                                                                                            ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving line of credit ..........................................................            --            800
   Accounts payable ..................................................................           969          1,143
   Accrued compensation and benefits .................................................           151            160
   Deferred revenue - licenses .......................................................           259             82
   Deferred revenue - services .......................................................         2,361          2,060
   Restructuring reserve .............................................................            58            116
   Convertible debt, net of unamortized discount of $9 as of March 31, 2003
      and $1,618 as of December 31, 2002 .............................................            28          1,768
   Other current liabilities .........................................................           536            427
                                                                                            --------       --------
            Total current liabilities ................................................         4,362          6,556
   Non current convertible debt, net of unamortized discount of $1,753 as of March 31,
      2003............................................................................         1,596             --
Non current deferred revenue - services ..............................................             9             13
Other non current liabilities ........................................................            86             96
                                                                                            --------       --------
            Total liabilities ........................................................         6,053          6,665
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,685 and 24,685 shares issued and 24,146 and 24,083 shares outstanding as of March 31, 2003 and December 31,
      2002, respectively..............................................................           247            247
   Additional paid in capital ........................................................        75,538         74,184
   Treasury stock, 538 and 601 shares as of March 31, 2003 and December 31, 2002,
    respectively......................................................................          (200)          (223)
   Deferred compensation and other ...................................................            (2)            (9)
   Warrants ..........................................................................           639          1,414
   Accumulated other comprehensive loss:
      Currency translation account ...................................................           (42)           (37)
   Deficit ...........................................................................       (75,449)       (73,506)
                                                                                            --------       --------
            Total stockholders' equity ...............................................           731          2,070
                                                                                            --------       --------
            Total liabilities and stockholders' equity ...............................      $  6,784       $  8,735
                                                                                            ========       ========

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  2003          2002
                                                             ------------   -------------
Revenues
   Licenses .............................................      $    531       $  1,004
   Services .............................................         1,595          1,549
                                                               --------       --------
      Total revenues ....................................         2,126          2,553
Cost of revenues
   Cost of licenses .....................................            44            304
   Cost of services .....................................           802          1,059
                                                               --------       --------
      Total cost of revenues ............................           846          1,363
                                                               --------       --------
Gross margin ............................................         1,280          1,190
Operating expenses
   Sales and marketing ..................................         1,384          1,198
   Research and development .............................           649            499
   General and administrative ...........................           603            930
   Intangible assets amortization .......................            65            100
   Restructuring and other non-recurring (income) charges           (20)            25
                                                               --------       --------
      Total operating expenses ..........................         2,681          2,752
                                                               --------       --------
Loss from operations ....................................        (1,401)        (1,562)
Other income (expense)
   Interest expense .....................................          (545)           (13)
   Other (net) ..........................................             3             27
                                                               --------       --------
Other income (expense), net .............................          (542)            14
                                                               --------       --------
Net loss ................................................      $ (1,943)      $ (1,548)
                                                               ========       ========

Net loss per common share, basic and diluted ............      $  (0.08)      $  (0.06)
                                                               ========       ========
Shares used in computing per share amounts ..............        24,131         23,856
                                                               ========       ========


               See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                       COMMON STOCK       ADDITIONAL     TREASURY STOCK       DEFERRED
                                    -------------------    PAID IN    --------------------  COMPENSATION
                                     SHARES     AMOUNT     CAPITAL      SHARES    AMOUNT      AND OTHER     WARRANTS
                                    --------  ---------  -----------  --------- ----------  -------------  ----------
Balance at December 31, 2002.....     24,083   $  247     $ 74,184        601      $ (223)     $  (9)      $  1,414
Exercise of stock options .......         63                    (8)       (63)         23
Amortization of warrants ........                                                                  7
Expiration of warrants ..........                              775                                             (775)
Benefit due to amendment of
  convertible notes..............                              587
Comprehensive (loss) gain:
Currency translation
  adjustment.....................
Net loss.........................
Total comprehensive loss.........
                                      ------   ------     --------        ---      ------      -----       --------
Balance at March 31, 2003 .......     24,146   $  247     $ 75,538        538      $ (200)     $  (2)      $    639
                                      ======   ======     ========        ===      ======      =====       ========


                                    ACCUMULATED
                                       OTHER                        TOTAL
                                   COMPREHENSIVE                 STOCKHOLDERS'
                                    (LOSS) GAIN      DEFICIT        EQUITY
                                   -------------- -----------   --------------
Balance at December 31, 2002.....     $    (37)    $(73,506)      $  2,070
Exercise of stock options .......                                       15
Amortization of warrants ........                                        7
Expiration of warrants ..........                                       --
Benefit due to amendment of
  convertible notes..............                                      587
Comprehensive (loss) gain:
Currency translation
  adjustment.....................           (5)                         (5)
Net loss ........................                    (1,943)        (1,943)
                                      --------     --------       --------
Total comprehensive loss ........           (5)      (1,943)        (1,948)
                                      --------     --------       --------
Balance at March 31, 2003 .......     $    (42)    $(75,449)      $    731
                                      ========     ========       ========

               See accompanying notes to the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Amounts in thousands, except per share amounts
                                  (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       2003           2002
                                                                                   ------------   -------------
Cash flows from operating activities
Net loss .......................................................................      $(1,943)      $(1,548)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation .............................................................          247           495
      Amortization of intangible assets and warrants ...........................           85           257
      Amortization of beneficial conversion feature related to convertible notes          397            --
      Amortization of discount on convertible notes ............................           46            --
      Stock based compensation and loan forgiveness ............................           --            78
      Other non cash items .....................................................           14            (5)
   Changes in operating assets and liabilities:
      Increase in accounts receivable ..........................................         (322)       (1,180)
      Decrease in other assets .................................................           79           213
      (Decrease) increase in accounts payable ..................................         (174)          142
      Decrease in accrued compensation .........................................           (9)         (457)
      Increase (decrease) in deferred revenue ..................................          474          (143)
      Increase (decrease) in other liabilities .................................           50          (209)
                                                                                      -------       -------
Net cash used in operating activities ..........................................       (1,056)       (2,357)
                                                                                      -------       -------

Cash flows from investing activities
   Purchases of short term investments .........................................           --        (1,001)
   Property and equipment acquisitions .........................................          (27)           (7)
                                                                                      -------       -------
Net cash used in investing activities ..........................................          (27)       (1,008)
                                                                                      -------       -------

Cash flows from financing activities
   Repayments of principal of capital lease obligations ........................           (9)           (8)
   Repayments of principal of term loan ........................................           --           (43)
   Repayments of principal of revolving line of credit .........................         (800)           --
   Proceeds from stock option issuances ........................................           15            13
                                                                                      -------       -------
Net cash used in financing activities ..........................................         (794)          (38)
                                                                                      -------       -------

Effect of exchange rate changes on cash ........................................           (5)           (6)

Decrease in cash and cash equivalents ..........................................       (1,882)       (3,409)
Cash and cash equivalents at beginning of period ...............................        2,461         4,790
                                                                                      -------       -------
Cash and cash equivalents at end of period .....................................      $   579       $ 1,381
                                                                                      =======       =======
Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................................      $     2       $    10
                                                                                      =======       =======

Supplemental disclosures of non-cash investing and financing activities:
    Benefit due to amendment of convertible notes...............................          587            --
    Expiration of warrants .....................................................          775            --
    Assets acquired under capital lease obligation .............................           --            92

               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY

ServiceWare Technologies, Inc. is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service to customers, employees and partners by transforming information into knowledge.

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

Customers use ServiceWare's Knowledge Management solutions to:

     o Strengthen relationships with customers, partners, suppliers and employees
     o Decrease operating costs
     o Improve creation, dissemination and sharing of enterprise knowledge
     o Integrate seamlessly with existing technology investments

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

In addition to ServiceWare Enterprise, ServiceWare has created a solution for mid-market companies. ServiceWare Express(TM), is a comprehensive product and services package that includes robust browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs. ServiceWare also provides a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $75,449,000 at March 31, 2003, incurred a net loss of approximately $1,943,000 and had negative cash flows from operations of approximately $1,056,000 for first quarter 2003, and expects to incur additional losses and negative cash flows in 2003. As of May 5, 2003, the Company's common stock has been delisted from The Nasdaq Stock Market and immediately became eligible for quotation on the OTC Bulletin Board. As of May 5, 2003, the Company's securities are trading on the OTC Bulletin Board. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2003 operations through product sales, reduced spending and utilizing the available funding under existing debt facilities. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or additional financing on terms acceptable to the Company. In March 2003, the holders of the Company's convertible notes agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share. However, management believes that in order to sustain business operations at the current levels through 2004, it will be necessary to obtain significant additional funding.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of March 31, 2003 and related unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002, unaudited consolidated statement of cash flows for the three months ended March 31, 2003 and 2002 and the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25.

     The following proforma disclosure presents the Company's net loss and loss per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123.

                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------------
                                                                   2003                           2002
                                                                ---------                      ----------
                                                                 (in thousands, except per share amounts)

   Net loss from continuing operations, as reported .......      $ (1,943)                      $ (1,548)
   Add back stock based compensation expense included in
         reported net loss ................................            --                             78
   Deduct total stock based compensation expense under
         SFAS 123 .........................................          (435)                          (677)
                                                                 --------                       -------
   Adjusted net loss ......................................      $ (2,378)                      $ (2,147)
                                                                 ========                       ========

   Weighted average shares used to calculate basic and
   diluted loss per share .................................        24,131                         23,856
                                                                 ========                       ========

Net loss per share ........................................      $  (0.10)                      $  (0.09)
                                                                 ========                       ========

The average fair value of the options granted is estimated at $0.27 during first quarter 2003 and $0.37 during first quarter 2002, on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                      FOR THE THREE MONTHS
                                         ENDED MARCH 31,
                                      --------------------
                                        2003         2002
                                      -------      -------
Volatility, annual rate ..........      231%         221%
Dividend yield ...................      0.0%         0.0%
Expected life, in years ..........        3            3
Average risk-free interest rate...     1.95%        3.10%

The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivatives and Hedging" ("SFAS No. 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

     Under the indemnification provisions of the Company's standard product license agreement, the Company guarantees to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products the Company licenses to its customers. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of March 31, 2003.

NOTE 4.  DEBT

CREDIT FACILITIES

On October 16, 2002, the Company entered into a Loan and Security Agreement (the "Agreement") with Comerica Bank - California (the "Bank"). The Agreement allows for a revolving line of credit ("Revolving Facility"). Advances on the Revolving Facility can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the Agreement are collateralized by essentially all of the Company's tangible and intangible assets.

The Company is required to maintain all of its primary cash management, investment and transaction accounts with the Bank. The Company must also comply with certain monthly reporting and financial covenants. Under the Loan and Security Agreement, the Company must:

     o Maintain a minimum EBITDA calculated on a trailing three month basis in amounts as further defined in the Agreement.
     o Maintain a cash balance of 1.5 times the outstanding borrowings.

As of March 31, 2003, the Company was not in compliance with the financial covenants, but has subsequently received a waiver of these covenants from the Bank. As a result, the Bank reset the required EBITDA, reduced the Revolving Facility to the amount indicated above, and cancelled the Company's ability to secure term advances.

At March 31, 2003, no amounts were outstanding on the Revolving Facility. At December 31, 2002, $800,000 was outstanding on the Revolving Facility and the weighted average interest rate on these borrowings was 5.75%.

CONVERTIBLE NOTES

In second quarter 2002, the Company issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder, into shares of the Company's common stock, and were initially convertible at a conversion price of $0.30 per share. Interest can be paid in cash or additional convertible notes, at the option of the Company. In October 2002, additional convertible notes were issued in payment of accrued interest on the originally issued notes. In March 2003, the holders of the Company's convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share. Accordingly, these notes are classified as long term on the balance sheet at March 31, 2003. The remaining convertible notes with an aggregate face value of $36,701 are classified on the balance sheet as short term on March 31, 2003. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, the Company is restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

In conjunction with the amendment to the convertible notes, the Company recorded approximately $587,0000 as an increase to additional paid in capital and a reduction to the carrying value of the convertible notes to reflect the benefit to the note holders. This amount along with the unamortized beneficial conversion feature and discount will be amortized as interest expense through July 15, 2002.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2003            2002
                                                     ------------    ------------
                                                             (in thousands)
Numerator:
   Net loss .....................................      $ (1,943)      $ (1,548)
                                                       ========       ========

Denominator:
   Denominator for basic and diluted earnings per
      share - weighted average shares ...........        24,131         23,856
                                                       ========       ========
Basic and diluted net (loss) income per share ...      $  (0.08)      $  (0.06)
                                                       ========       ========

Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 19,448,294 and 7,099,943 for the three months ended March 31, 2003 and 2002, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 6. SUBSEQUENT EVENTS

As of March 31, 2003, the Company was not in compliance with its financial covenants under the Loan and Security Agreement with Comerica Bank - California, but has subsequently received a waiver of these covenants. As a result, the Bank reset the required EBITDA, reduced the Revolving Facility to $250,000, and cancelled the Company's ability to secure term advances.

As of May 5, 2003, the Company's common stock has been delisted from The Nasdaq Stock Market and immediately became eligible for quotation on the OTC Bulletin Board. As of May 5, 2003, the Company's securities are trading on the OTC Bulletin Board.

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

     Customers use ServiceWare's Knowledge Management solutions to:

     o Strengthen relationships with customers, partners, suppliers and employees
     o   Decrease operating costs
     o   Improve creation, dissemination and sharing of enterprise knowledge
     o   Integrate seamlessly with existing technology investments

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

     In addition to ServiceWare Enterprise, we have created a solution for mid-market companies. ServiceWare Express(TM), is a comprehensive product and services package that includes robust browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs. We also provide a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

     As of May 5, 2003, our common stock has been delisted from The Nasdaq Stock Market and immediately became eligible for quotation on the OTC Bulletin Board. As of May 5, 2003, our securities are trading on the OTC Bulletin Board.

FACTORS AFFECTING FUTURE OPERATIONS

     Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

DESCRIPTION OF STATEMENT OF OPERATIONS

Revenues

     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 19% and 12% of total revenues in first quarter 2003 and fiscal 2002. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2003              2002
                                             ----------        ----------
Revenues
   Licenses ............................         25.0%            39.3%
   Services ............................         75.0             60.7
                                                -----            -----
      Total revenues ...................        100.0            100.0

Cost of revenues
   Cost of licenses ....................          2.1             11.9
   Cost of services ....................         37.7             41.5
                                                -----            -----
      Total cost of revenues ...........         39.8             53.4
                                                -----            -----

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                2003              2002
                                             ----------        ----------
Gross margin ...........................         60.2             46.6
Operating expenses
   Sales and marketing .................         65.1             46.9
   Research and development ............         30.5             19.5
   General and administrative ..........         28.3             36.4
   Intangible assets amortization ......          3.1              3.9
   Restructuring and other non-recurring
     (income) charges ..................         (0.9)             1.0
                                                -----            -----
      Total operating expenses .........        126.1            107.8
                                                -----            -----
Loss from operations ...................        (65.9)           (61.2)
Other income (expense), net ............        (25.5)             0.5
                                                -----            -----
Net loss ...............................        (91.4)%          (60.6)%
                                                =====            =====

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES

Total revenues decreased 16.7% to $2.1 million in first quarter 2003 from $2.6 million in first quarter 2002 caused by a variety of factors. The biggest factor was and continues to be the poor economic climate. This has translated into significant cuts in enterprise software purchases and stagnant IT purchasing for our traditional target market, Fortune 1000 companies. We anticipate a stagnant IT purchasing environment to continue in our traditional target market in the near future. As a result, we are experiencing price compression and a slowdown in overall demand for our products and services.

License revenues decreased 47.2% to $0.5 million in first quarter 2003 from $1.0 million in first quarter 2002. While revenue recognized from sales of licenses to new customers remained steady, the decrease in license revenues was primarily attributable to decreases in the number of sales of additional licenses to existing customers. Although the average license revenue recognized from sales to existing customers increased 13.2% to $53,000 in first quarter 2003 from $46,000 in first quarter 2002, the number of sales decreased to two in first quarter 2003 from 12 in first quarter 2002.

Service revenues increased 3.0% to $1.6 million in first quarter 2003 from $1.5 million in first quarter 2002. The net increase is the result of a 7.6% increase in maintenance revenue offset by a 2.1% decrease in professional services revenue. The increase in maintenance revenue is primarily the result of a 17.4% increase in customers currently on maintenance agreements.

COST OF REVENUES

Cost of revenues decreased to $0.8 million in first quarter 2003 from $1.4 million in first quarter 2002. Cost of revenues as a percentage of revenues decreased to 39.8% from 53.4%, resulting in gross margin of 60.2% for the first quarter 2003 compared to 46.6% for first quarter 2002.

Cost of license revenues decreased to $44,000 in first quarter 2003 from $0.3 million in first quarter 2002. Cost of license revenues as a percentage of revenues decreased to 2.1% from 11.9%. The decrease in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully amortized in 2002 and a decrease in purchased technology amortization.

Cost of service revenues decreased to $0.8 million in first quarter 2003 from $1.1 million in first quarter 2002, and as a percentage of revenues decreased to 37.7% from 41.5%. Decreases in bonuses and reimbursable expenses as well as costs allocated to other expense line items as a result of professional services personnel working on sales and development activities were partially offset by an increase in the use of third parties to perform services. Additionally, overhead allocated to cost of services revenues decreased as a result of a decrease in the percentage of services personnel to the total company headcount.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased to $1.4 million, or 65.1% of revenues, in first quarter 2003 from $1.2 million, or 46.9% of revenues, in first quarter 2002. The increase is primarily attributable to an increase in sales and marketing staff of 42.1% to 27 in first quarter 2003 from 19 in first quarter 2002 as well as an increase in professional services personnel working on sales activities.

Research and Development. Research and development expenses increased to $0.6 million, or 30.5% of revenues, in first quarter 2003 from $0.5 million, or 19.5% of revenues, in first quarter 2002. The increase is principally the result of an increased use of third parties and services personnel to perform development work.

General and Administrative. General and administrative expenses decreased to $0.6 million, or 28.3% of revenues in first quarter 2003 from $0.9 million, or 36.4% of revenues in first quarter 2002. The decrease is primarily the result of a 27.3% reduction in staff to eight in first quarter 2003 from 11 in first quarter 2002 and decreases in allocated overhead costs, legal expenses and stock based compensation expense.

Intangible Assets Amortization. Intangible assets amortization decreased slightly as a result of components of our intangible assets becoming fully amortized.

Restructuring and other non-recurring charges. Restructuring charges in first quarter 2003 of negative $20,000 represent a change in the estimate of the termination costs for certain service contracts resulting in a reduction to the restructuring expense. No other non-recurring charges were recorded in first quarter 2003.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our convertible notes entered into in second quarter 2002 and bank borrowings. First quarter 2003 results reflect a net other expense of $0.5 million compared to a net other income of $14,000 in first quarter 2002. The decrease was primarily the result of increased interest expense incurred in conjunction with our convertible notes as well as a decrease in interest earned on investments. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance of the convertible notes, in addition to the 10% interest, amortization of the discount, and debt issue costs on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

     In second quarter 2002, we issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder, into shares of our common stock, and were initially convertible at a conversion price of $0.30 per share. In October 2002, we issued $135,681 of additional convertible notes in payment of accrued interest on the originally issued notes. In March 2003, the holders of our convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which the maturity date of the convertible notes has been extended until July 15, 2004 and the conversion price has been reduced to $0.25 per share. Accordingly, these notes are classified as long term on the balance sheet at March 31, 2003. The remaining convertible notes with an aggregate face value of $36,701 are classified on the balance sheet as short term on March 31, 2003.

     On October 16, 2002, we entered into a loan and security agreement with Comerica Bank - California (the "Bank"). The agreement allows for a revolving line of credit. Borrowings on the revolving line can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the loan agreement are collateralized by essentially all of our tangible and intangible assets.

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

     We incurred a net loss of $1.9 million in first quarter 2003. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2003, however we may continue to incur net losses for the foreseeable future.

     Net cash used for operating activities in first quarter 2003 is principally the result of our net losses reduced by depreciation and amortization.

     Net cash used in financing activities in first quarter 2003 is primarily due to repayment of loans, primarily our revolving line of credit.

     As of March 31, 2003, we had $1.1 million in cash and cash equivalents and short term investments. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expense, and achieve profitability and obtain positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2003 operations through product sales, reduced spending and utilizing the available funding under our existing debt facilities of which we have $250,000 available at March 31, 2003. We also expect to pursue additional funding to finance our operations and the development of our business. We have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to control expenses and to manage the restructuring of operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient license and service fees from our products or additional financing on terms acceptable to us. Further, we believe that in order to sustain business operations at the current levels through 2004, it will be necessary to obtain significant additional funding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivatives and Hedging" ("SFAS No. 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

     Under the indemnification provisions of our standard product license agreement, we guarantee to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products we license to our customers. We do not expect to incur any infringement liability as a result of the customer indemnification clauses as of March 31, 2003.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES IN 2003 AND MAY NEVER ACHIEVE PROFITABILITY.

Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of March 31, 2003, we had an accumulated deficit of $75.4 million. We have not achieved profitability on a quarterly or annual basis to date. In first quarter 2003 and fiscal 2002, we incurred net losses of $1.9 million and $6.8 million, respectively. We expect to have decreased operating expenses as a result of our restructuring activities. However, if revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR DEBT WHEN DUE.

The $3.25 million of convertible notes we issued in second quarter 2002 plus accrued interest will be due no later than July 15, 2004. To the extent the note purchasers do not elect to convert the notes into common stock, we will be required to retire or refinance that debt at that time. In addition, any borrowings that we make under our revolving debt facility will be due in October 2003. Our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations will likely be insufficient to repay this indebtedness at scheduled maturity and some or all of our indebtedness, which is not converted to equity, will likely have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is
2.8 years.

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

Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in our last six quarters have fluctuated from a low of $2.1 million in first quarter 2003 to a high of $4.4 million in fourth quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

WE CURRENTLY HAVE ONE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED

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

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE DISRUPTIONS TO OUR BUSINESS.

We intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

     o failure to integrate the acquired assets and/or companies with our current business
     o   the price we pay may exceed the value we eventually realize
     o potential loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price
     o potential loss of key employees from either our current business or the acquired business
     o   entering into markets in which we have little or no prior experience

     o   diversion of management's attention from other business concerns
     o   assumption of unanticipated liabilities related to the acquired assets
     o the business or technologies we acquire or in which we invest may have limited operating histories and may be subject to many of the same risks we are.

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

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

The license fees for our products often represent a significant expenditure of Information Technology ("IT") capital for our customers. Due to the slowdown in the national and global economy and the uncertainties resulting from recent acts of terrorism and the war in Iraq, we believe that many existing and potential customers are reducing or reassessing their planned IT expenditures. Such reductions in or eliminations of IT spending could cause us to be unable to maintain or increase our sales volumes, and therefore, have a material adverse effect on our revenues, operating results and stock price.

INCREASING GOVERNMENT REGULATION OF THE INTERNET AND INTERNET SECURITY ISSUES COULD HARM OUR BUSINESS.

As Knowledge Management and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet covering issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Knowledge Management services and, therefore, the market for our products and services. Additionally, Internet security issues could deter customers from using the Internet for certain transactions or from implementing customer support websites.

The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation of the Telecommunications Act's information and content provisions are currently unsettled. The imposition upon us and other software and service providers of potential liability for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this new legislation and the Communications Decency Act could expose companies involved in Internet liability, which could limit the growth of Internet usage and, therefore, the demand for Knowledge Management solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

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

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

As of May 5, 2003, our common stock has been delisted from The Nasdaq Stock Market and became immediately eligible for quotation on the OTC Bulletin Board. As of May 5, 2003, our securities are trading on the OTC Bulletin Board.

As a result of our trading on the OTC Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Delisting from Nasdaq makes trading our shares more difficult for investors, potentially leading to further declines in our share price. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England. Revenues from international clients were 19% in first quarter 2003 and 12% in 2002, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incur costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

     With respect to market risk relating to interest expense, our convertible notes bear interest at a fixed rate, but mature in July 2004. As a result, we do not believe that we are currently subject to material interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 12, 2003, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held a special meeting of stockholders on February 10, 2003. Two matters were considered and voted upon at the special meeting:

     o the approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock and to grant our board of directors the authority to set the ratio for the reverse split or to not complete the reverse split

     o the approval of an amendment to our Certificate of Incorporation to decrease the number of authorized shares of common stock to 50,000,000 shares subject to completion of the reverse stock split

The votes on the matters presented to our stockholders were as follows:

                                                            VOTES         VOTES            VOTES
                                                             FOR         AGAINST         ABSTAINED
                                                        ------------   -----------     -------------
Approval of an amendment to our Certificate of
  Incorporation to effect a reverse stock split
  of our common stock ............................       13,593,574       98,205             1,510
Approval of an amendment to our Certificate of
  Incorporation to decrease the number of
  authorized shares of common stock ..............       13,663,259       26,030             4,000

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1     Form of Amendment to 10% Convertible Note dated March 31, 2003.
10.2     Letter from Comerica Bank - California dated March 10, 2003 regarding
           Covenant Amendment.
99.1     Certification Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 for Kent Heyman, President and Chief Executive Officer.
99.2     Certification Pursuant to 18 U.S.C.ss.1350, as adopted Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 for Scott Schwartzman, Chief Financial Officer.

(b)      Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SERVICEWARE TECHNOLOGIES, INC.



Date:  May 15, 2003                By:      /s/ SCOTT SCHWARTZMAN
                                       ----------------------------
                                        Scott Schwartzman
                                        Chief Financial Officer and Principal
                                        Financial Officer

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





Date: May 15, 2003                        By:      /s/ Kent Heyman
                                                   ---------------
                                                   Kent Heyman
                                                   Principal Executive Officer

CERTIFICATIONS


I, Scott Schwartzman, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





Date: May 15, 2003                   By:      /s/ Scott Schwartzman
                                              ---------------------
                                              Scott Schwartzman
                                              Principal Financial Officer