Form 10-Q
period 2003-06-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2003-08-14
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

            The number of shares of the registrant's common stock outstanding as of the close of business on August 13, 2003 was 24,226,026.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                      PAGE NO.
                                                                                                                    --------

ITEM 1.  Consolidated Financial Statements

         .   Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002.....................      2

         .   Consolidated Statements of Operations for the three and six months
             ended June 30, 2003 and 2002 (unaudited) .............................................................      3

         .   Consolidated Statements of Stockholders' Equity for the period ended
             June 30, 2003 (unaudited).............................................................................      4

         .   Consolidated Statements of Cash Flows for the six months ended
             June 30, 2003 and 2002 (unaudited)....................................................................      5

         .   Notes to Consolidated Financial Statements (unaudited) ...............................................      6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................................................      10

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk............................................      22

ITEM 4.      Controls and Procedures...............................................................................      22

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds ................................................................      23

ITEM 6.  Exhibits and Reports on Form 8-K..........................................................................      23

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                                          JUNE 30,                 DECEMBER 31,
                                                                                            2003                       2002
                                                                                    ---------------------      ---------------------
                                                                                        (Unaudited)
                                                        ASSETS
Current assets
   Cash and cash equivalents                                                           $      615                $     2,461
   Short term investments                                                                     500                        514
Accounts receivable, less allowance for doubtful accounts of $171 at 2003 and  2002         2,459                      1,534
   Other current assets                                                                       102                        363
                                                                                    ---------------------      ---------------------
            Total current assets                                                            3,675                      4,872
Non current assets
   Purchased technology, net of amortization of $1,823 as of
      June 30, 2003 and $1,798 in 2002                                                         58                         83
   Property and equipment
      Office furniture, equipment, and leasehold improvements                               1,946                      1,945
      Computer equipment                                                                    5,825                      5,809
                                                                                    ---------------------      ---------------------
            Total property and equipment                                                    7,771                      7,754
      Less accumulated depreciation                                                        (6,938)                    (6,495)
                                                                                    ---------------------      ---------------------
   Property and equipment, net                                                                833                      1,259
   Intangible assets, net of accumulated amortization of $12,568
      as of June 30, 2003 and $12,437 in 2002                                                  16                        147
Goodwill                                                                                    2,324                      2,324
   Other non current assets                                                                    71                         50
                                                                                    ---------------------      ---------------------
            Total non current assets                                                        3,302                      3,863
                                                                                    ---------------------      ---------------------
            Total assets                                                              $     6,978                $     8,735
                                                                                    =====================      =====================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving line of credit                                                                     -                        800
   Accounts payable                                                                         1,093                      1,143
   Accrued compensation and benefits                                                          122                        160
   Deferred revenue - licenses                                                                 48                         82
   Deferred revenue - services                                                              2,304                      2,060
   Restructuring reserve                                                                        -                        116
   Convertible debt, net of unamortized discount of $11 as of June 30, 2003
      and $1,618 as of December 31, 2002                                                       28                      1,768
   Other current liabilities                                                                  446                        427
                                                                                    ---------------------      ---------------------
            Total current liabilities                                                       4,041                      6,556
Non current convertible debt, net of unamortized discount of $1,408                         2,109                          -
Non current deferred revenue - services                                                       368                         13
Other non current liabilities                                                                  75                         96
                                                                                    ---------------------      ---------------------
            Total liabilities                                                               6,593                      6,665
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 24,684 and 24,684 shares issued and 24,226 and 24,083 shares outstanding as of June 30, 2003 and
      December 31, 2002, respectively                                                         247                        247
   Additional paid in capital                                                              76,087                     74,184
   Treasury stock, 458 and 601 shares as of June 30, 2003 and December 31, 2002,
      respectively                                                                           (170)                      (223)
   Deferred compensation and other                                                              -                         (9)
   Warrants                                                                                    80                      1,414
   Accumulated other comprehensive loss:
      Currency translation account                                                            (41)                       (37)
   Deficit                                                                                (75,818)                   (73,506)
                                                                                    ---------------------      ---------------------
            Total stockholders' equity                                                        385                      2,070
                                                                                    ---------------------      ---------------------
            Total liabilities and stockholders' equity                                $     6,978                $     8,735
                                                                                    =====================      =====================


              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                     2003               2002                   2003                  2002
                                              ------------------   ----------------      ----------------      ----------------
Revenues
   Licenses                                      $    1,001           $   1,418             $  1,532              $  2,422
   Services                                           2,072               1,526                3,667                 3,075
                                              ------------------   ----------------      ----------------      ----------------
      Total revenues                                  3,073               2,944                5,199                 5,497
Cost of revenues
   Cost of licenses                                      67                 313                  111                   617
   Cost of services                                     743                 859                1,545                 1,918
                                              ------------------   ----------------      ----------------      ----------------
      Total cost of revenues                            810               1,172                1,656                 2,535
                                              ------------------   ----------------      ----------------      ----------------
Gross margin                                          2,263               1,772                3,543                 2,962
Operating expenses
   Sales and marketing                                1,206               1,265                2,590                 2,463
   Research and development                             428                 675                1,078                 1,174
   General and administrative                           486                 779                1,088                 1,631
   Intangible assets amortization                        65                 100                  130                   200
   Restructuring and other
     non-recurring charges                                -                (363)                 (20)                 (260)
                                              ------------------   ----------------      ----------------      ----------------
      Total operating expenses                        2,185               2,456                4,866                 5,208
                                              ------------------   ----------------      ----------------      ----------------
Income (loss) from operations                            78                (684)              (1,323)               (2,246)
Other income (expense)
   Interest expense                                    (445)               (180)                (989)                 (193)
   Other (net)                                           (2)                 22                    1                    49
                                              ------------------   ----------------      ----------------      ----------------
Other income (expense), net                            (447)               (158)                (988)                 (144)
                                              ------------------   ----------------      ----------------      ----------------
Net loss                                         $     (369)          $    (842)            $ (2,311)             $ (2,390)
                                              ==================   ================      ================      ================

Net (loss)  per common share, basic
   and diluted:                                  $    (0.02)          $   (0.04)            $  (0.10)             $  (0.10)

Shares used in computing per share amounts           24,171              23,910               24,151                23,883
                                              ==================   ================      ================      ================

               See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                  ADDITIONAL                                DEFERRED
                                            COMMON STOCK           PAID IN          TREASURY STOCK        COMPENSATION
                                        SHARES       AMOUNT        CAPITAL       SHARES       AMOUNT        AND OTHER
                                       ----------  -----------  --------------- ---------  -------------  --------------
Balance at December 31, 2002             24,083        $ 247         $74,184        601        $ (223)           $(9)
Exercise of stock options                    63            -              (8)       (63)           23              -
Adjustment to BCF for amendment to            -            -             587          -             -              -
notes
Amortization of warrants                      -            -              -           -             -              7
Expiration of warrants                        -            -             775          -             -              -
Comprehensive (loss) gain:
Currency translation adjustment               -            -              -           -             -              -
Net loss                                      -            -              -           -             -              -

Total comprehensive (loss) gain               -            -              -           -             -              -
                                       ----------  -----------  --------------- ---------  -------------  --------------
Balance at March 31, 2003                24,146        $ 247         $75,538        538        $ (200)          $ (2)
Expiration of warrants                        -            -             559          -             -              -
Issuance of stock for Employee Stock
Purchase Plan                                80            -             (10)       (80)           30              -
Amortization of warrants                      -            -              -           -             -              2
Comprehensive (loss) gain:
Currency translation adjustment               -            -              -           -             -              -
Net loss                                      -            -              -           -             -              -

Total comprehensive (loss) gain               -            -              -           -             -              -
                                                                                      -
                                       ----------  -----------  --------------- ---------  -------------  --------------
Balance at June 30, 2003                 24,226        $ 247         $76,087        458        $ (170)           $ -
                                       ==========  ===========  =============== =========  =============  ==============


                                                            ACCUMULATED
                                                               OTHER                             TOTAL
                                                            COMPREHENSIVE
                                           WARRANTS          (LOSS) GAIN         DEFICIT         EQUITY
                                        ----------------  -------------------  ------------ ------------------
Balance at December 31, 2002                $1,414              $ (37)           $(73,506)        $ 2,070
Exercise of stock options                        -                  -                   -              15
Adjustment to BCF for amendment to               -                  -                   -             587
notes
Amortization of warrants                         -                  -                   -               7
Expiration of warrants                        (775)                 -                   -               -
Comprehensive (loss) gain:
Currency translation adjustment                  -                 (5)                  -              (5)
Net loss                                         -                  -              (1,943)         (1,943)
                                                        ---------------------  ------------ ------------------
Total comprehensive (loss) gain                  -                 (5)             (1,943)         (1,943)
                                        -------------   ---------------------  ------------ ------------------
Balance at March 31, 2003                    $ 639              $ (42)           $(75,449)          $ 731
Expiration of warrants                        (559)                 -                   -               -
Issuance of stock for Employee Stock
Purchase Plan                                    -                  -                   -              20
Amortization of warrants                         -                  -                   -               2
Comprehensive (loss) gain:
Currency translation adjustment                  -                  1                   -               1
Net loss                                         -                  -                (369)           (369)
                                                        ---------------------  ------------ ------------------
Total comprehensive (loss) gain                  -                  1                (369)           (368)

                                        -------------   ---------------------  ------------ ------------------
Balance at June 30, 2003                      $ 80              $ (41)           $(75,818)          $ 385
                                        =============   =====================  ============ ==================


               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                     2003                       2002
                                                                             ---------------------      ---------------------
Cash flows from operating activities
Net loss                                                                       $   (2,311)                $   (2,390)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation                                                                    452                        917
      Amortization of intangible assets and warrants                                  165                        585
      Amortization of beneficial conversion feature related to
        convertible notes                                                             717                        127
      Amortization of discount on convertible notes                                    69                          -
      Interest expense paid by issuing convertible notes                              169                          -
      Stock based compensation and loan forgiveness                                     -                         78
      Other non cash items                                                             14                         (7)
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                (924)                      (628)
      Decrease in other assets                                                        240                        435
      Decrease in accounts payable                                                    (50)                       (12)
      Decrease in accrued compensation                                                (38)                      (532)
Increase (decrease) in deferred revenue                                               565                     (1,189)
      Decrease in other liabilities                                                   (99)                      (557)
                                                                             ---------------------      ---------------------
Net cash used in operating activities                                              (1,031)                    (3,173)
                                                                             ---------------------      ---------------------

Cash flows from investing activities
   Purchases of short term investments                                                  -                     (2,001)
   Property and equipment acquisitions                                                (26)                        (5)
   Proceeds from sale of assets                                                         -                          4
                                                                             ---------------------      ---------------------
Net cash used in investing activities                                                 (26)                    (2,002)
                                                                             ---------------------      ---------------------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                               (19)                       (19)
   Repayments of principal of term loans                                                -                       (258)
   Repayments of principal of revolving line of credit                               (800)                         -
   Proceeds from issuance of convertible notes, net of
        debt issuance costs                                                             -                      2,993
   Proceeds from stock option exercises                                                35                         52
                                                                             ---------------------      ---------------------
Net cash (used in) provided by financing activities                                  (784)                     2,768
                                                                             ---------------------      ---------------------

Effect of exchange rate changes on cash                                                (5)                        (5)

Decrease in cash and cash equivalents                                              (1,846)                    (2,412)
Cash and cash equivalents at beginning of period                                    2,461                      4,790
                                                                             ---------------------      ---------------------
Cash and cash equivalents at end of period                                     $      615                 $    2,378
                                                                             =====================      =====================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                      $        8                 $       15
                                                                             =====================      =====================

Supplemental disclosures of non-cash investing and financing activities:
     Benefit due to amendment of convertible notes                                    587                          -
     Expiration of warrants                                                         1,334                          -
     Assets acquired under capital lease obligation                                     -                         92



               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY

ServiceWare is a leading provider of Web-based knowledge management solutions for customer service and support. ServiceWare software empowers organizations to deliver superior service while reducing support costs. Powered by ServiceWare's Cognitive Processor(R), a patented self-learning search technology, ServiceWare Enterprise(TM) and ServiceWare Express(TM) enable businesses to develop and manage a repository of knowledge to effectively answer inquiries over the Web and in the call center.


Customers use ServiceWare's Knowledge Management solutions to:

        - Strengthen relationships with customers, partners, suppliers and employees

        -       Decrease operating costs

        - Improve creation, dissemination and sharing of enterprise knowledge

        -       Integrate seamlessly with existing technology investments

SERVICEWARE'S TARGET MARKET INCLUDES:

        - Call Centers that seek to reduce service costs and improve customer satisfaction

        -       Help Desks that seek a problem resolution application

        - Enterprises that seek to retain intellectual capital and promote knowledge sharing

        - Mid-Market Companies that need a turnkey solution for customer service and support

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

In addition to ServiceWare Enterprise, ServiceWare has created a solution for mid-market companies. ServiceWare Express(TM) is a comprehensive product and services package that includes robust browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs. ServiceWare also provides a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $75,818,000 at June 30, 2003, incurred a net loss of approximately $2,311,000 and had negative cash flows from operations of approximately $1,031,000 for the six months ended June 30, 2003, and expects to incur additional losses and negative cash flows throughout the remainder of 2003 and through 2004. As of May 5, 2003, the Company's common stock has been delisted from The Nasdaq Stock Market and is now traded on the OTC Bulletin Board. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2003 operations through product sales and reduced spending. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or additional financing on terms acceptable to the Company. However, management believes that in order to sustain business operations at the current levels through 2004, it may be necessary to obtain significant additional funding.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of June 30, 2003 and related unaudited consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, unaudited consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and the unaudited consolidated statement of stockholders' equity for the period ending June 30, 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

                                                                                      For the three months ended June 30,
                                                                                      2003                           2002
                                                                                 ----------------------------------------------
                                                                                   (in thousands, except per share amounts)
   Net loss from continuing operations, as reported                                  $ (369)                      $   (842)
   Deduct total stock based compensation expense under SFAS 123                        (436)                          (599)
                                                                                 ----------------------- ----------------------
   Adjusted net loss                                                                 $ (805)                      $ (1,441)
                                                                                 ======================= ======================

   Weighted average shares used to calculate basic and diluted loss per share        24,171                         23,910
                                                                                 ======================= ======================
Net loss per share                                                                   $(0.03)                      $  (0.06)
                                                                                 ======================= ======================

                                                                                     For the six months ended June 30,
                                                                                     2003                          2002
                                                                                --------------------------------------------
                                                                                  (in thousands, except per share amounts)
   Net loss from continuing operations, as reported                                 $(2,311)                      $(2,390)
   Add back stock based compensation expense included in reported net loss                -                            78
   Deduct total stock based compensation expense under SFAS 123                        (871)                       (1,276)
                                                                                ---------------------- ---------------------
   Adjusted net loss                                                                $(3,182)                      $(3,588)
                                                                                ====================== =====================

   Weighted average shares used to calculate basic and diluted loss per share        24,151                        23,883
                                                                                ====================== =====================
Net loss per share                                                                   $(0.13)                       $(0.15)
                                                                                ====================== =====================

The average fair value of the options granted is estimated at $0.27 during first six months of 2003 and $0.37 during first six months of 2002, on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                        For the three months             For the six months
                                                           ended June 30,                   ended June 30,
                                                        2003             2002            2003            2002
                                                  ----------------- --------------- --------------- ---------------
       Volatility, annual rate                          308%             221%            283%            221%
       Dividend yield                                   0.0%             0.0%            0.0%            0.0%
       Expected life, in years                          2.7              2.64            2.7             2.63
       Average risk-free interest rate                 1.66%             3.1%           1.66%            3.1%

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

Under the indemnification provisions of the Company's standard product license agreement, the Company guarantees to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products the Company licenses to its customers. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any variable interest entities.

NOTE 4.  DEBT

CREDIT FACILITIES

On October 16, 2002, the Company entered into a Loan and Security Agreement (the "Agreement") with Comerica Bank - California (the "Bank"). The Agreement as amended allowed for a revolving line of credit ("Revolving Facility"). Advances on the Revolving Facility can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the Agreement are collateralized by essentially all of the Company's tangible and intangible assets.

The Company is required to maintain all of its primary cash management, investment and transaction accounts with the Bank. The Company must also comply with certain monthly reporting and financial covenants. Under the Loan and Security Agreement, the Company must:

      - Maintain a minimum EBITDA calculated on a trailing three month basis in amounts as further defined in the Agreement.

      -     Maintain a cash balance of 1.5 times the outstanding borrowings.

As of June 30, 2003, the Company was not in compliance with the financial covenants. Therefore, the bank has suspended the ability to borrow against the Revolving Facility.

At June 30, 2003, no amounts were outstanding on the Revolving Facility. At December 31, 2002, $800,000 was outstanding on the Revolving Facility and the weighted average interest rate on these borrowings was 5.75%.

CONVERTIBLE NOTES

In second quarter 2002, the Company issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder into shares of the Company's common stock, and were initially convertible at a conversion price of $0.30 per share. Interest can be paid in cash or additional convertible notes, at the option of the Company. In October 2002 and April 2003, additional convertible notes were issued in payment of accrued interest on the originally issued notes. In March

2003, the holders of the Company's convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share. Accordingly, these notes with a face value of $3,516,428 less unamortized discount of $1,407,836 are classified as long term on the balance sheet at June 30, 2003. The remaining convertible notes with an aggregate face value of $38,536 less unamortized discount of $10,744 are classified on the balance sheet as short term on June 30, 2003. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, the Company is restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

In conjunction with the amendment to the convertible notes in March 2003, the Company recorded approximately $587,000 as an increase to additional paid in capital and a reduction to the carrying value of the convertible notes to reflect the benefit to the note holders. The benefit to the note holder represents the difference between the market price and the noteholder's conversion price. The conversion price is lower than the market price which creates an additional benefit to the noteholder. This amount along with the unamortized beneficial conversion feature and discount will be amortized as interest expense through July 15, 2004.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                      2003                  2002               2003                  2002
                                             --------------------    ----------------- --------------------- ------------------
                                                                                (in thousands)
Numerator:
   Net loss                                      $     (369)              $  (842)          $ (2,311)             $ (2,390)

Denominator:
   Denominator for basic and diluted
      earnings per share -weighted
      average shares                                 24,171                23,910             24,151                23,883
                                             ====================    ================= ===================== ==================

Basic and diluted net loss per share:               $ (0.02)              $ (0.04)           $ (0.10)              $ (0.10)

Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 19,863,150 and 17,579,064 as of June 30, 2003 and 2002, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" beginning on page 16 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

OVERVIEW

ServiceWare is a leading provider of enterprise Knowledge Management (KM) solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Oakmont, Pennsylvania, we sell our products throughout the United States and Europe.

SERVICEWARE ENTERPRISE(TM), POWERED BY THE COGNITIVE PROCESSOR(R), A PATENTED SELF-LEARNING SEARCH TECHNOLOGY, ENABLES ORGANIZATIONS TO CAPTURE AND MANAGE INTELLECTUAL CAPITAL. THIS REPOSITORY OF CORPORATE KNOWLEDGE, KNOWN AS A KNOWLEDGE BASE, CAN THEN BE EASILY ACCESSED VIA A BROWSER TO EFFECTIVELY ANSWER INQUIRIES MADE EITHER OVER THE WEB OR THROUGH THE TELEPHONE TO A CUSTOMER CONTACT CENTER OR HELP DESK.

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

In addition to ServiceWare Enterprise, we have created a solution for mid-market companies. ServiceWare Express(TM) is a comprehensive product and services package that includes robust browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs. We also provide a portal solution, ServiceWare Knowledge Portal, based on the technology acquired from InfoImage in August 2002.

As of May 5, 2003, our common stock has been delisted from The Nasdaq Stock Market and is now trading on the OTC Bulletin Board.

FACTORS AFFECTING FUTURE OPERATIONS

      Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

CRITICAL ACCOUNTING POLICIES

Our discussions and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts and tangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, and
(iii) the valuation of intangible assets and goodwill. For additional discussion of our critical accounting estimates, see our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-k for the year ended December 31, 2002.

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 9% and 3% of total revenues in the first six months of 2003 and the first six months of 2002, respectively. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

OPERATING COSTS

We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one time charges, including restructuring costs, are presented separately as restructuring and other non-recurring charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group in 1999. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other non-recurring charges consist of costs incurred for restructuring plans and other costs related to the separation of senior executives.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                               THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                              2003                      2002                 2003                   2002
                                     -----------------------     -----------------      ------------------  ---------------------
Revenues
   Licenses                                   32.6%                     48.2%                29.5%                  44.1%
   Services                                   67.4                      51.8                 70.5                   55.9
                                     -----------------------     -----------------      ------------------  ---------------------
      Total revenues                         100.0                     100.0                100.0                  100.0
Cost of revenues
   Cost of licenses                            2.2                      10.6                  2.1                   11.2
   Cost of services                           24.2                      29.2                 29.8                   34.9
                                     -----------------------     -----------------      ------------------  ---------------------
      Total cost of revenues                  26.4                      39.8                 31.9                   46.1
                                     -----------------------     -----------------      ------------------  ---------------------
Gross margin                                  73.6                      60.2                 68.1                   53.9
Operating expenses
   Sales and marketing                        39.3                      43.0                 49.8                   44.8
   Research and development                   13.9                      22.9                 20.7                   21.3
   General and administrative                 15.8                      26.4                 20.9                   29.7
   Intangible assets amortization              2.1                       3.4                  2.5                    3.6
   Restructuring and other
    non-recurring charges                        -                     (12.3)                (0.4)                  (4.7)
                                     -----------------------     -----------------      ------------------  ---------------------
      Total operating expenses                71.1                      83.4                 93.5                   94.7
                                     -----------------------     -----------------      ------------------  ---------------------
Income (loss) from operations                  2.5                     (23.2)               (25.4)                 (40.8)
Other income (expense), net                  (14.5)                     (5.4)               (19.0)                  (2.6)
                                     -----------------------     -----------------      ------------------  ---------------------
Net loss                                     (12.0)%                   (28.6)%              (44.4)%                (43.4)%
                                     =======================     =================      ==================  =====================


THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Total revenues increased 4.4% to $3.1 million in second quarter 2003 from $2.9 million in second quarter 2002. License revenues decreased 29.4% to $1.0 million in second quarter 2003 from $1.4 million in second quarter 2002. The average license revenue recognized from sales to new customers was $173,000 down 48.9% from $339,000 in second quarter 2002, and the average license revenue from existing customers was $53,000 in second quarter 2003 down 33.7% from $80,000 in second quarter 2002. The number of new license sales to customers remained the same at 2 in second quarter 2003 and second quarter 2002, and the number of sales of additional licenses to existing customers increased to 9 in second quarter 2003 from 5 in second quarter 2002. Although the number of new customers remained the same and we increased the number of sales to existing customers, the average deal size decreased resulting in a reduction of license revenues quarter to quarter.

Service revenues in total increased 35.8% to $2.1 million in second quarter 2003 from $1.5 million in second quarter 2002. The net increase is primarily a result of one large services engagement.

COST OF REVENUES

Cost of revenues decreased to $0.8 million in second quarter 2003 from $1.2 million in second quarter 2002. Cost of revenues as a percentage of revenues decreased to 26.4% from 39.8%, resulting in gross margin of 73.6% for the second quarter 2003 compared to 60.2% for second quarter 2002.

Cost of license revenues decreased to $0.1 million in second quarter 2003 from $0.3 million in second quarter 2002. Cost of license revenues as a percentage of revenues decreased to 2.2% from 10.6%. The decrease in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully amortized in 2002 and a decrease in purchased technology amortization.

Cost of service revenues decreased to $0.7 million in second quarter 2003 from $0.9 million in second quarter 2002, and as a percentage of revenues decreased to 24.2% from 29.2%. The decrease was primarily attributable to decreases in bonuses and the effect of costs being allocated to other expense line items as a result of professional services personnel working on sales and development activities, partially offset by an increase in the use of third parties to perform services. Additionally, overhead allocated to cost of services revenues decreased as a result of a decrease in the percentage of services personnel to the total company headcount.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $1.2 million, or 39.3% of revenues, in second quarter 2003 from $1.3 million, or 43.0% of revenues, in second quarter 2002. The decrease is primarily attributable to a decrease in sales and marketing staff of 21.7% to 23 in second quarter 2003 from 28 in second quarter 2002.

Research and Development. Research and development expenses decreased to $0.4 million, or 13.9% of revenues, in second quarter 2003 from $0.7 million, or 22.9% of revenues, in second quarter 2002. The decrease is primarily attributable to the reduced use of a third party for development as a major product release was issued in February 2003. The development resources have been redeployed as services contractors.

General and Administrative. General and administrative expenses decreased to $0.5 million, or 15.8% of revenues in second quarter 2003 from $0.8 million, or 26.4% of revenues in second quarter 2002. Decreases resulted primarily from a reduction of depreciation expense due to a reduction in capital spending as well as a reduction in legal expense.

Intangible Assets Amortization. Intangible assets amortization decreased to $65,000, or 2.1% of revenues in second quarter 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other non-recurring charges. There were no non-recurring charges recorded in second quarter 2003. The $0.4 million credit in the second quarter 2002 was due to changes in estimates related to the restructuring charges taken in 2001.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Second quarter 2003 results reflect a net expense of $447,000 or 14.5% of revenues compared to a net expense of $158,000 or 5.4% of revenues in second quarter 2002. The increase was primarily the result of increased interest expense incurred in conjunction with our convertible notes as well as a decrease in interest earned on investments. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Total revenues decreased 5.4% to $5.2 million in the first six months of 2003 from $5.5 million in the first six months of 2002. License revenues decreased 36.8% to $1.5 million in the first six months of 2003 from $2.4 million in the first six months of 2002. The decrease was primarily due to decisions to postpone IT spending by our potential customers, the soft economy and the slow sales cycle. The average license revenue recognized from sales to existing customers increased 5.0% to $140,000 in the first six months of 2003 from $133,000 in the first six months of 2002.

Service revenues in total increased 19.3% to $3.7 million in the first six months of 2003 from $3.1 million in the first six months of 2002. The net increase is primarily the result of closing an additional major services deal in the first six months of 2003.

One customer accounted for 15% and 13% of total revenues for the six months ended June 30, 2003 and 2002, respectively.

COST OF REVENUES

Cost of revenues decreased to $1.7 million in the first six months of 2003 from $2.5 million in the first six months of 2002. Cost of revenues as a percentage of revenues decreased to 34.7% from 46.1%, resulting in gross margin of 68.1% for the first six months of 2003 compared to 53.9% for the first six months of 2002.

Cost of license revenues decreased to $0.1 million in the first six months of 2003 from $0.6 million in the first six months of 2002. Cost of license revenues as a percentage of revenues decreased to 2.1% from 11.2%. The decrease in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully amortized in 2002 and a decrease in purchased technology amortization.

Cost of service revenues decreased to $1.5 million in the first six months of 2003 from $1.9 million in the first six months of 2002, and as a percentage of revenues decreased to 29.8% from 34.9%. The decrease in the cost of service revenues was primarily attributable to a 20.0% decrease in staff to 12 in second quarter 2003 from 15 in second quarter 2002. Additionally, cost of service revenues declined due to decreases in bonuses as well as the effect of costs being allocated to other expense line items as a result of professional services personnel working on sales and development activities, partially offset by an increase in the use of third parties to perform services.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased to $2.6 million, or 49.8% of revenues in the first six months of 2003, from $2.5 million or 44.8% of revenues, in the first six months of 2002. The increase is due to referral fees paid to third parties. In the near term we have decided not to spend a significant dollar amount on discretionary marketing or hiring in the sales and marketing areas.

Research and Development. Research and development expenses decreased to $1.1 million, or 20.7% of revenues, in the first six months of 2003 from $1.2 million, or 21.3% of revenues, in the first six months of 2002. The decrease is primarily attributable to the reduced use of a third party for development as a major product release happened in February 2003. The development resources have been redeployed as services contractors.

General and Administrative. General and administrative expenses decreased to $1.1 million, or 20.9% of revenues in the first six months of 2003 from $1.7 million, or 31.1% of revenues in the first six months of 2002. The decrease is primarily due to a reduction in depreciation due to reduced capital spending, rent reductions due to the closing and subletting of office space, reduction in executive personnel, and reductions in legal expense and stock based compensation.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, or 2.5% of revenues in the first six months of 2003 from $0.2 million, or 3.6% of revenues in the first six months of 2002 due to components of our intangible assets becoming fully amortized.

Restructuring and other non-recurring charges. The restructuring or other non-recurring charges recorded in the first six months of 2003 was a credit of $20,000 as compared to a credit of $260,000 in 2002. These amounts represent changes in estimates to the restructuring charge recorded in 2001.

Other income (expense), net

The results from the first six months of 2003 reflect a net other expense of $989,000 or 19.0% of revenues compared to a net other expense of $144,000 or 2.6% of revenues in the first six months of 2002. The increase was primarily the result of an increased interest expense related to the convertible notes, including a non-cash charge of approximately $717,000 during the first six months for the amortization of beneficial conversion feature recognized upon the issuance and amendment of our convertible notes and a decrease in interest earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

In second quarter 2002, we issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder into shares of our common stock, and were initially convertible at a conversion price of $0.30 per share. In October 2002 and April 2003, we issued $136,000 and $169,000, respectively of additional convertible notes in payment of accrued interest on the originally issued notes. In March 2003, the holders of our convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which the maturity date of the convertible notes has been extended until July 15, 2004 and the conversion price has been reduced to $0.25 per share. Accordingly, $3,516,428 of notes which include notes issued as of April 30, 2003 in payment of accrued interest are classified as long term on the balance sheet at June 30, 2003. The remaining convertible notes with an aggregate face value of $38,536 net of unamortized discount of $10,536 are classified on the balance sheet as short term.

On October 16, 2002, we entered into a loan and security agreement with Comerica Bank - California (the "Bank"). The agreement used to allow for a revolving line of credit. Borrowings on the revolving line can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature October 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the loan agreement are collateralized by essentially all of our tangible and intangible assets.

As of June 30, 2003, we were not in compliance with the financial covenants. Therefore, the bank has suspended our ability to borrow against the Revolving Facility.

There were no amounts outstanding under the loan agreement on June 30, 2003.

We incurred a net loss of $2.4 million in first six months of 2003. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in 2003. However we may continue to incur net losses for the foreseeable future.

Net cash used for operating activities in first quarter 2003 is principally the result of our net losses reduced by non-cash expense items.

Net cash used in financing activities in first six months 2003 is primarily due to repayment of loans, primarily our revolving line of credit.

As of June 30, 2003, we had $1.1 million in cash and cash equivalents and short term investments. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expense, and achieve profitability and obtain positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2003 operations through product sales and reduced spending. We also expect to pursue additional funding to finance our operations and the development of our business. We have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to control expenses and to manage the restructuring of operations. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient license and service fees from our products or additional financing on terms acceptable to us. Further, we believe that in order to sustain business operations at the current levels through 2004, it may be necessary to obtain significant additional funding.

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

RELATED PARTY TRANSACTIONS

Our short term investments are held in an account with an investment firm that is related to a director of ours and his affiliated entities, who collectively owned approximately 20% of our stock prior to the acquisition of convertible notes and would collectively own approximately 46% of our stock if all of their notes were converted. Also, as investments are purchased and sold, a cash balance may be held by this firm.

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

Under the indemnification provisions of our standard product license agreement, we guarantee to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products we license to our customers. We do not expect to incur any infringement liability as a result of the customer indemnification clauses as of June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any variable interest entities.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we may continue to experience negative cash flow from operations in 2003. We cannot assure investors that we will attain break-even cash flow from operations at any particular time in the future, or at all.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expense, and achieve profitability and positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2003 operations through product sales, reduced spending and utilizing the available funding under our existing debt facilities. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Further, we believe that in order to sustain business operations at the current level through 2004, we may need to obtain significant additional funding.


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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES IN 2003 AND MAY NEVER ACHIEVE PROFITABILITY.

Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of June 30, 2003, we had an accumulated deficit of $75.9 million. We have not achieved profitability on a quarterly or annual basis to date. In the first six months of 2003, we incurred net losses of $2.4 million and in fiscal 2002, we incurred net losses of $2.4 million, respectively. If revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

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

Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 2.9 years. Our senior management team consists of only two individuals, neither of whom has been with us for more than three years. The loss of either of these officers could have an adverse effect on our operations, business, and prospects and our ability to carry out our business plan. We do not maintain key man insurance on our officers.

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

Our projected expense levels are based on our expectations regarding future revenues and are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues.

Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in our last seven quarters have fluctuated from a low of $2.1 million in first quarter 2003 to a high of $4.4 million in fourth quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.


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

WE CURRENTLY HAVE ONE CORE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED

ServiceWare's Knowledge Management solution, ServiceWare Enterprise and ServiceWare Express, include our ServiceWare Self-Service, ServiceWare Professional and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES IS DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS.

Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future as a greater proportion of our total revenues will be derived from our ServiceWare Enterprise solutions, for which contracts have a higher average dollar value. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources because of the lengthy sales cycle for our products and services.

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

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

As of May 5, 2003, our common stock was delisted from The Nasdaq Stock Market and began trading on the OTC Bulletin Board.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European subsidiary located in London, England. Revenues from international clients were 9% in the first six months of 2003 and 12% in fiscal 2002, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. We incurred costs for our overseas office in the local currency of that office for staffing, rent, telecommunications and other services. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of those currencies in relation to the United States dollar. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

With respect to market risk relating to interest expense, our convertible notes bear interest at a fixed rate, but mature in July 2004. As a result, we do not believe that we are currently subject to material interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2003, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As of April 30, 2003, we issued convertible notes ("Additional Notes") in an aggregate principal amount of $169,284 to the holders of our previously issued convertible notes in payment of accrued interest on the outstanding notes. The Additional Notes contain the same terms and conditions as the convertible notes with respect to which the Additional Notes were issued.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


31.1    Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive
        Officer

31.2    Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial
        Officer

32.     Section 1350 Certifications



(b)     Reports on Form 8-K


No reports on form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SERVICEWARE TECHNOLOGIES, INC.



Date:  August 14, 2003         By:          /s/ SCOTT SCHWARTZMAN
                                  -------------------------------
                                                Scott Schwartzman
                                  Chief Financial Officer and Principal
                                                Financial Officer