Form 10-Q
period 2003-09-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2003-11-14
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         The number of shares of the registrant's common stock outstanding as of the close of business on November 14, 2003 was 24,226,026.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2003
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                         --------
ITEM 1.  Consolidated Financial Statements

         .   Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002......   2

         .   Consolidated Statement of Operations for the three and nine months
             ended September 30, 2003 and 2002 (unaudited)...............................................   3

         .   Consolidated Statement of Stockholders' Equity (deficit) for the
             nine months ended September 30, 2003 (unaudited)............................................   4

         .   Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2003 and 2002 (unaudited).....................................................   5

         .   Notes to Consolidated Financial Statements (unaudited) .....................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................................  10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......................................  22

ITEM 4.  Controls and Procedures.........................................................................  22

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................................................  23

ITEM 6.  Exhibits and Reports on Form 8-K................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                               2003              2002
                                                                           -------------     ------------
                                                                            (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents                                                  $  1,192         $  2,461
   Short term investments                                                         --                514
   Accounts receivable, less allowance for doubtful accounts of $15 as of
      September 30, 2003 and  $171 as of December 31, 2002                       2,711            1,534
   Other current assets                                                            515              363
                                                                              --------         --------
            Total current assets                                                 4,418            4,872
Non current assets
   Purchased technology, net of amortization of $1,836 as of
      September 30, 2003 and $1,798 as of December 31, 2002                         46               83
   Property and equipment
      Office furniture, equipment, and leasehold improvements                    1,939            1,945
      Computer equipment                                                         5,725            5,809
                                                                              --------         --------
            Total property and equipment                                         7,664            7,754
      Less accumulated depreciation                                             (7,006)          (6,495)
                                                                              --------         --------
   Property and equipment, net                                                     658            1,259
   Intangible assets, net of accumulated amortization of $2,514 as of
      September 30, 2003 and $2,367 as of December 31, 2002                       --                147
   Goodwill                                                                      2,324            2,324
   Other non current assets                                                         50               50
                                                                              --------         --------
            Total non current assets                                             3,078            3,863
                                                                              --------         --------
            Total assets                                                      $  7,496         $  8,735
                                                                              ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Revolving line of credit                                                        250              800
   Accounts payable                                                                745            1,143
   Accrued compensation and benefits                                               208              160
   Deferred revenue                                                              2,737            2,142
   Restructuring reserve                                                          --                116
   Convertible debt, net of unamortized discount of $1,076 as of
      September 30, 2003 and $1,618 as of December 31, 2002                      2,479            1,768
   Other current liabilities                                                       655              427
                                                                              --------         --------
            Total current liabilities                                            7,074            6,556
Non current deferred revenue - services                                            424               13
Other non current liabilities                                                       65               96
                                                                              --------         --------
            Total liabilities                                                    7,563            6,665
Stockholders' equity (deficit)
   Common stock, $0.01 par; 100,000 shares authorized, 24,684 and
      24,684 shares issued and 24,226 and 24,083 shares outstanding
      as of September 30, 2003 and December 31, 2002, respectively                 247              247

   Additional paid in capital                                                   76,121           74,184
   Treasury stock, 458 and 601 shares as of September 30, 2003 and
      December 31, 2002, respectively                                             (170)            (223)
   Deferred compensation and other                                                --                 (9)
   Warrants                                                                         46            1,414
   Accumulated other comprehensive loss:
      Currency translation account                                                --                (37)
   Deficit                                                                     (76,311)         (73,506)
                                                                              --------         --------
            Total stockholders' equity (deficit)                                   (67)           2,070
                                                                              --------         --------
            Total liabilities and stockholders' equity (deficit)              $  7,496         $  8,735
                                                                              ========         ========


               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          2003             2002             2003             2002
                                                        --------         --------         --------         --------
Revenues
   Licenses                                             $  1,194         $    712         $  2,725         $  3,134
   Services                                                1,537            1,474            5,205            4,549
                                                        --------         --------         --------         --------
      Total revenues                                       2,731            2,186            7,930            7,683
Cost of revenues
   Cost of licenses                                           72              192              183              809
   Cost of services                                          750              846            2,295            2,765
                                                        --------         --------         --------         --------
      Total cost of revenues                                 822            1,038            2,478            3,574
                                                        --------         --------         --------         --------
Gross margin                                               1,909            1,148            5,452            4,109
Operating expenses
   Sales and marketing                                     1,068            1,439            3,657            3,903
   Research and development                                  339              800            1,417            1,974
   General and administrative                                537              679            1,625            2,386
   Intangible assets amortization                             16               79              147              279
   Restructuring and other non-recurring charges            --                (90)             (20)            (429)
                                                        --------         --------         --------         --------
      Total operating expenses                             1,960            2,907            6,826            8,113
                                                        --------         --------         --------         --------
Loss from operations                                         (51)          (1,759)          (1,374)          (4,004)
Other income (expense)
   Interest expense                                         (443)            (508)          (1,432)            (702)
   Other (net)                                              --                 24             --                 73
                                                        --------         --------         --------         --------
Other expense, net                                          (443)            (484)          (1,432)            (629)
                                                        --------         --------         --------         --------
Net loss                                                $   (494)        $ (2,243)        $ (2,806)        $ (4,633)
                                                        ========         ========         ========         ========

Net loss  per common share, basic and diluted:          $  (0.02)        $  (0.09)        $  (0.12)        $  (0.19)

Shares used in computing per share amounts                24,226           24,018           24,176           23,928
                                                        ========         ========         ========         ========

               See accompanying notes to the financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                              ACCUMULATED
                                          ADDITIONAL                     DEFERRED                OTHER                   TOTAL
                           COMMON STOCK    PAID IN   TREASURY STOCK   COMPENSATION           COMPREHENSIVE            STOCKHOLDERS'
                          SHARES  AMOUNT   CAPITAL    SHARES  AMOUNT   AND OTHER   WARRANTS   (LOSS) GAIN    DEFICIT     EQUITY
                                                                                                                        (DEFICIT)
                          ------  ------  ----------  ------  ------   ---------   --------   -------------  -------- ------------
Balance at December 31,
  2002                    24,083   $ 247   $74,184     601    $ (223)     $(9)      $1,414       $ (37)     $(73,506)   $ 2,070
Exercise of stock options     63       -        (8)    (63)       23        -            -           -             -         15
Adjustment to beneficial
  conversion feature for
  amendment to notes           -       -        587      -         -        -            -           -             -        587
Amortization of warrants       -       -          -      -         -        9            -           -             -          9
Expiration of warrants         -       -      1,368      -         -        -       (1,368)          -             -          -
Currency translation
  adjustment                   -       -          -      -         -        -            -          37             -         37
Net loss                       -       -          -      -         -        -            -           -        (2,805)    (2,805)

Issuance of stock for
  Employee Stock
  Purchase Plan               80       -        (10)   (80)       30        -            -           -             -         20
                          ------   -----    -------   ----    ------      ---       ------       -----      --------    -------
Balance at September 30,
  2003                    24,226   $ 247    $76,121    458    $ (170)     $ -       $   46       $   -      $(76,311)   $   (67)
                          ------   -----    -------   ----    ------      ---       ------       -----      --------    -------

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          2003            2002
                                                                                        -------         -------
Cash flows from operating activities
Net loss                                                                                $(2,806)        $(4,633)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation                                                                          650           1,306
      Amortization of intangible assets and warrants                                        194             713
      Amortization of beneficial conversion feature related to convertible notes          1,037             497
      Amortization of discount on convertible notes                                          92              46
      Interest expense paid by issuing convertible notes                                    169            --
      Stock based compensation and loan forgiveness                                        --                78
      Write off cumulative translation adjustment                                            37            --
      Other non cash items                                                                   14             (15)
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                         (1,177)            410
      (Increase) decrease in other assets                                                  (153)            279
      (Decrease) increase in accounts payable                                              (399)            225
      Increase (decrease) in accrued compensation                                            48            (541)
      Increase (decrease) in deferred revenue                                             1,005            (954)
      Increase (decrease) in other liabilities                                              112          (1,470)
                                                                                        -------         -------
Net cash used in operating activities                                                    (1,177)         (4,058)
                                                                                        -------         -------

Cash flows from investing activities
   Purchases of short term investments                                                     --            (2,002)
   Payment for purchase of InfoImage assets                                                --              (100)
   Property and equipment acquisitions                                                      (49)            (12)
   Proceeds from sale of short term investments                                             500              13
                                                                                        -------         -------
Net cash provided by (used in) investing activities                                         451          (2,101)
                                                                                        -------         -------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                                     (28)            (28)
   Repayments of principal of term loans                                                   --              (258)
   Repayments of principal of revolving line of credit                                     (800)           --
   Proceeds from issuance of convertible notes, net of debt issuance costs                 --             2,993
   Proceeds from borrowings under revolving line of credit                                  250            --
   Proceeds from stock option exercises                                                      35              52
                                                                                        -------         -------
Net cash (used in) provided by financing activities                                        (543)          2,759
                                                                                        -------         -------

Effect of exchange rate changes on cash                                                    --               (11)

Decrease in cash and cash equivalents                                                    (1,269)         (3,411)
Cash and cash equivalents at beginning of period                                          2,461           4,790
                                                                                        -------         -------
Cash and cash equivalents at end of period                                              $ 1,192         $ 1,379
                                                                                        =======         =======

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                               $    10         $    18
                                                                                        =======         =======

Supplemental disclosures of non-cash investing and financing activities:
     Benefit due to amendment of convertible notes                                          587            --
     Expiration of warrants                                                               1,368            --
     Assets acquired under capital lease obligation                                        --                92


               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1.  ORGANIZATION OF THE COMPANY

ServiceWare is a leading provider of Web-based knowledge-powered support solutions. ServiceWare software empowers organizations to deliver superior customer service and support while reducing support costs. Powered by ServiceWare's Cognitive Processor(R), a patented self-learning search technology, ServiceWare Enterprise(TM) and ServiceWare Express(TM) enable businesses to develop and manage a repository of knowledge to effectively answer inquiries over the Web and in the call center.


Customers use ServiceWare's Knowledge Management solutions to:

     o Strengthen relationships with customers, partners, suppliers and employees

     o    Decrease operating costs

     o    Improve creation, dissemination and sharing of enterprise knowledge

     o    Integrate seamlessly with existing technology investments

SERVICEWARE'S TARGET MARKET INCLUDES:

     o Call Centers that seek to reduce service costs and improve customer satisfaction

     o    Help Desks that seek a problem resolution application

     o Enterprises that seek to retain intellectual capital and promote knowledge sharing

     o Mid-Market Companies that need a turnkey solution for customer service and support

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit and stockholders' deficit of approximately $76,311,000 and $67,000 respectively, at September 30, 2003, incurred a net loss of approximately $2,806,000 and had negative cash flows from operations of approximately $1,177,000 for the nine months ended September 30, 2003, and expects to incur additional losses and negative cash flows throughout the remainder of 2003 and through 2004. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2004 operations through cash the Company expects to generate from operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company. However, if the holders of the convertible notes do not elect to convert their notes into stock, it may be necessary to obtain significant additional funding.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited balance sheet as of September 30, 2003 and related unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, unaudited consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 and the unaudited consolidated statement of stockholders' equity (deficit) for the nine months ended September 30, 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

STOCK BASED COMPENSATION

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), provided the Company discloses the proforma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25.

     The following proforma disclosure presents the Company's net loss and loss per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

                                                                     For the three months               For the nine months
                                                                      ended September 30,                ended September 30,
                                                                     2003              2002            2003              2002
                                                                   -------------------------         -------------------------
                                                                     (in thousands, except              (in thousands, except
                                                                       per share amounts)                 per share amounts)

   Net loss from continuing operations, as reported                $   (494)        $ (2,243)        $ (2,806)        $ (4,633)
   Add back stock based compensation expense included in
         reported net loss                                                                                  9               78
   Deduct total stock based compensation expense under SFAS
         No. 123                                                       (450)            (599)          (1,322)          (1,797)
                                                                   --------         --------         --------         --------
   Adjusted net loss                                               $   (944)        $ (2,842)        $ (4,119)        $ (6,352)
                                                                   ========         ========         ========         ========

   Weighted average shares used to calculate basic and
   diluted loss per share                                            24,226           24,018           24,176           23,928
                                                                   ========         ========         ========         ========

Net loss per share                                                 $  (0.04)        $  (0.12)        $  (0.17)        $  (0.27)
                                                                   ========         ========         ========         ========


The average fair value of the options granted is estimated at $0.36 during first nine months of 2003 and $0.37 during first nine months of 2002, on the date of grant using the Black-Scholes pricing model. The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which provides guidance on the accounting for costs associated with exit or disposal activities unrelated to an acquisition. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 has not had a material impact on the Company's results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides further guidance on accounting for contracts that involve multiple revenue-generating activities or deliverables and is effective for agreements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had a material impact on the Company's results of operations.

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

Under the indemnification provisions of the Company's standard product license agreement, the Company guarantees to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products the Company licenses to its customers. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of September 30, 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 has not had a material impact on the Company's results of operations.


NOTE 4.  DEBT

CREDIT FACILITIES

On October 16, 2002, the Company entered into a Loan and Security Agreement (the "Agreement") with Comerica Bank - California (the "Bank"). The Agreement as amended allowed for a revolving line of credit ("Revolving Facility"). Advances on the Revolving Facility can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature December 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the Agreement are collateralized by essentially all of the Company's tangible and intangible assets.

At September 30, 2003, $250,000 was outstanding on the Revolving Facility and the interest rate on these borrowings was 5.5%. At December 31, 2002, $800,000 was outstanding on the Revolving Facility and the weighted average interest rate on these borrowings was 5.75% in 2002.

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

In May 2003, the Company was not in compliance with one of its covenants, but has subsequently received a waiver from the Bank.

CONVERTIBLE NOTES

In second quarter 2002, the Company issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder into shares of the Company's common stock, and were initially convertible at a conversion price of $0.30 per share. Interest can be paid in cash or additional convertible notes, at the option of the Company. In October 2002 and April 2003, additional convertible notes were issued in payment of accrued interest on the originally issued notes. In March 2003, the holders of the Company's convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which their maturity date was extended until July 15, 2004 and their conversion price was reduced to $0.25 per share. The remaining convertible notes with an aggregate face value of $38,536 are due to mature November 6, 2003. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, the Company is restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

In conjunction with the amendment to the convertible notes in March 2003, the Company recorded approximately $587,000 as an increase to additional paid in capital and a reduction to the carrying value of the convertible notes to reflect the benefit to the note holders. The benefit to the note holder represents the difference between the market price and the noteholders' conversion price. Since the conversion price was lower than the market price as of the date of the amendment to the notes, an additional benefit to the noteholder is created. This amount along with the unamortized beneficial conversion feature and discount will be amortized as interest expense through July 15, 2004.

NOTE 5.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             2003               2002               2003               2002
                                                           --------           --------           --------           --------
                                                                                    (in thousands)
Numerator:
   Net loss                                                $   (494)          $ (2,243)          $ (2,806)          $ (4,633)

Denominator:
   Denominator for basic and diluted earnings per
      share -weighted average shares                         24,226             24,018             24,176             23,928
                                                           ========           ========           ========           ========

Basic and diluted net loss per share:                      $  (0.02)          $  (0.09)          $  (0.12)          $  (0.19)


Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 19,996,127 and 17,183,204 shares as of September 30, 2003 and 2002, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 6.  COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholders' equity (deficit) that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in thousands):

                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                            2003             2002              2003              2002
                                                          -------           -------           -------           -------
                                                                                   (in thousands)
   Net loss                                               $  (494)          $(2,243)          $(2,806)          $(4,633)


   Foreign Currency Translation gains (losses)                (42)                5               (37)               13
                                                          -------           -------           -------           -------

Comprehensive loss                                        $  (536)          $(2,238)          $(2,843)          $(4,620)


NOTE 7.  SUBSEQUENT EVENTS

On October 1, 2003, the Company filed suit against Primus Knowledge Solutions in the United States District Court for the Western District of Pennsylvania. It is the Company's position that Primus has infringed, contributed to the infringement of and induced infringement of the Company's patents. The Company is seeking the following relief: (1) a judgment that Primus has infringed the Company's patents; (2) preliminary and permanent injunctions enjoining and restraining Primus, its officers, directors, agents, servants, employees, attorneys, and all others in active concert or participation with them from directly infringing or inducing or contributing to the infringement of the Company's patents; and (3) a judgment requiring Primus to pay damages, together with interest, costs, and attorneys' fees. The Company is not able to predict the outcome of this lawsuit.

On October 22, 2003, the landlord of our main office in Oakmont, Pennsylvania filed suit against the Company in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that the Company is in default of the lease. The landlord is seeking acceleration of all rent that would become due for the remaining balance of the lease, which would otherwise expire in March 2006. The Company denies that it is in default of the lease and, prior to the filing of the lawsuit, the Company sought to exercise an option to terminate the lease early in accordance with its terms. Although the Company intends to vigorously defend this lawsuit and believes that it has valid defenses to the claims of the landlord, the Company is not able to predict the final outcome of this suit.

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

OVERVIEW

ServiceWare is a leading provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Oakmont, Pennsylvania, we sell our products throughout the United States and Europe.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, and (iii) the valuation of intangible assets and goodwill. For additional discussion of our critical accounting estimates, see our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2002.

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 6% of total revenues in the first nine months of 2003 and in the first nine months of 2002. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

COST OF REVENUES

Cost of license revenues consists primarily of the expenses related to royalties, the cost of the media on which our product is delivered, product fulfillment costs, amortization of purchased technology, and salaries, benefits, direct expenses and allocated overhead costs related to product fulfillment. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, fees for sub-contractors, and the costs associated with maintaining our customer support site.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                                                 THREE MONTHS                      NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            2003             2002             2003             2002
                                                            -----           ------            -----            -----
Revenues
   Licenses                                                  43.7%            32.6%            34.4%            40.8%
   Services                                                  56.3             67.4             65.6             59.2
                                                            -----           ------            -----            -----
      Total revenues                                        100.0            100.0            100.0            100.0
Cost of revenues
   Cost of licenses                                           2.6              8.8              2.3             10.5
   Cost of services                                          27.5             38.7             28.9             36.0
                                                            -----           ------            -----            -----
      Total cost of revenues                                 30.1             47.5             31.2             46.5
                                                            -----           ------            -----            -----
Gross margin                                                 69.9             52.5             68.8             53.5
Operating expenses
   Sales and marketing                                       39.2             65.8             46.1             50.8
   Research and development                                  12.4             36.6             17.9             25.7
   General and administrative                                19.6             31.0             20.5             31.1
   Intangible assets amortization                             0.6              3.6              1.9              3.6
   Restructuring and other non-recurring charges              --              (4.1)            (0.3)            (5.6)
                                                            -----           ------            -----            -----
      Total operating expenses                               71.8            133.0             86.1            105.6
                                                            -----           ------            -----            -----
Loss from operations                                         (1.9)           (80.5)           (17.3)           (52.1)

Other expense, net                                          (16.2)           (22.2)           (18.1)            (8.2)
                                                            -----           ------            -----            -----
Net loss                                                    (18.1)%         (102.6)%          (35.4)%          (60.3)%
                                                            =====           ======            =====            =====


THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Total revenues increased 24.9% to $2.7 million in third quarter 2003 from $2.2 million in third quarter 2002. License revenues increased 67.7% to $1.2 million in third quarter 2003 from $0.7 million in third quarter 2002, the increase resulting primarily from an increase in number of new customers sold and a significant increase in the average license revenue from new customers. The average license revenue recognized from sales to new customers was $137,000 up 61.2% from $85,000 in third quarter 2002, and the average license revenue from existing customers was $81,000 in third quarter 2003 down 20.6% from $102,000 in third quarter 2002. The number of new license sales to customers was 5 in third quarter 2003 and 4 in the third quarter 2002, and the number of sales of additional licenses to existing customers increased to 5 in third quarter 2003 from 4 in third quarter 2002.

Service revenues remained consistent at $1.5 million in third quarter 2003 and third quarter 2002.

COST OF REVENUES

Cost of revenues decreased to $0.8 million in third quarter 2003 from $1.0 million in third quarter 2002. Cost of revenues as a percentage of revenues decreased to 30.1% from 47.5%, resulting in a gross margin of 69.9% for the third quarter 2003 compared to 52.5% for third quarter 2002.

Cost of license revenues decreased to $0.1 million in third quarter 2003 from $0.2 million in third quarter 2002. Cost of license revenues as a percentage of revenues decreased to 2.6% from 8.8%. The decrease in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully amortized in 2002 and a decrease in purchased technology amortization.

Cost of service revenues decreased to $750,000 in third quarter 2003 from $846,000 in third quarter 2002. The decrease is primarily attributable to a 20% reduction in staff. Cost of service revenues as a percentage of revenues decreased to 27.5% from 38.7%.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $1.1 million, or 39.2% of revenues, in third quarter 2003 from $1.4 million, or 65.8% of revenues, in third quarter 2002. The decrease is primarily attributable to the closing of an office in the United Kingdom in July 2003 as well as a reduction in travel expenses and discretionary marketing spending. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

Research and Development. Research and development expenses decreased to $0.3 million, or 12.4% of revenues, in third quarter 2003 from $0.8 million, or 36.6% of revenues, in third quarter 2002. The decrease is primarily attributable to the reduced use of a third party for development as a major product release was issued in February 2003. The development resources have been redeployed as services contractors whose cost is not included in this expense category. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

General and Administrative. General and administrative expenses decreased to $0.5 million, or 19.6% of revenues in third quarter 2003 from $0.7 million, or 31.0% of revenues in third quarter 2002. Decreases resulted primarily from a reduction of depreciation expense due to a reduction in capital spending as well as a reduction in legal and telecom expense. Additionally, there was a 33% reduction in staff in third quarter of 2003 from third quarter 2002.

Intangible Assets Amortization. Intangible assets amortization decreased to $16,000, or 0.6% of revenues in third quarter 2003 from $0.1 million or 3.6% of revenues in third quarter 2002 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other non-recurring charges. There were no non-recurring charges recorded in third quarter 2003. The $90,000 credit in the third quarter 2002 was due to changes in estimates related to the restructuring charges taken in 2001.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Third quarter 2003 results reflect a net expense of $443,000 or 16.2% of revenues compared to a net expense of $485,000 or 22.2% of revenues in third quarter 2002. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Total revenues increased 3.2% to $7.9 million in the first nine months of 2003 from $7.7 million in the first nine months of 2002. License revenues decreased 13.0% to $2.7 million in the first nine months of 2003 from $3.1 million in the first nine months of 2002. The decrease was primarily due to a fewer number of sales as potential customers decided to postpone IT spending and as a result of the soft economy and the slow sales cycle. The average license revenue recognized from sales to existing customers increased 61.2% to $137,000 in the first nine months of 2003 from $85,000 in the first nine months of 2002.

Service revenues in total increased 14.4% to $5.2 million in the first nine months of 2003 from $4.5 million in the first nine months of 2002. The net increase is primarily the result of closing an additional major services deal in the first nine months of 2003.

One customer accounted for 13% of total revenues for the nine months ended September 30, 2003. No single customer accounted for greater than 10% of total revenues for the nine months ending September 30, 2002.

COST OF REVENUES

Cost of revenues decreased to $2.5 million in the first nine months of 2003 from $3.6 million in the first nine months of 2002. Cost of revenues as a percentage of revenues decreased to 31.2% from 46.5%, resulting in gross margin of 68.8% for the first nine months of 2003 compared to 53.5% for the first nine months of 2002.

Cost of license revenues decreased to $0.2 million in the first nine months of 2003 from $0.8 million in the first nine months of 2002. Cost of license revenues as a percentage of revenues decreased to 2.3% from 10.5%. The decrease in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully amortized in 2002 and a decrease in purchased technology amortization.

Cost of service revenues decreased to $2.3 million in the first nine months of 2003 from $2.8 million in the first nine months of 2002, and as a percentage of revenues decreased to 28.9% from 36.0%. The decrease in the cost of service revenues was primarily attributable to a 27% decrease in staff to 16 in third quarter 2003 from 22 in third quarter 2002. Additionally, cost of service revenues declined due to decreases in bonuses as well as the effect of costs being allocated to other expense line items as a result of professional services personnel working on sales and development activities, offset by an increase in the use of third parties to perform services.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $3.7 million, or 46.1% of revenues in the first nine months of 2003, from $3.9 million or 50.8% of revenues, in the first nine months of 2002. The decrease is primary due to the closing of an office in the United Kingdom in July 2003.

Research and Development. Research and development expenses decreased to $1.4 million, or 17.9% of revenues, in the first nine months of 2003 from $2.0 million, or 25.7% of revenues, in the first nine months of 2002. The decrease is primarily attributable to the reduced use of a third party for development as a major product release was issued in February 2003. The development resources have been redeployed as services contractors whose cost is not included in this expense category. Additionally, there was a 40% reduction in staff in 2003 from 2002.

General and Administrative. General and administrative expenses decreased to $1.6 million, or 20.5% of revenues in the first nine months of 2003 from $2.4 million, or 31.1% of revenues in the first nine months of 2002. The decrease is primarily due to a reduction in depreciation due to reduced capital spending, rent reductions due to the closing and subletting of office space, reduction in executive personnel, and reductions in legal expense and stock based compensation.

Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, or 1.9% of revenues in the first nine months of 2003 from $0.3 million, or 3.6% of revenues in the first nine months of 2002 due to components of our intangible assets becoming fully amortized.

Restructuring and other non-recurring charges. The restructuring or other non-recurring charges recorded in the first nine months of 2003 was a credit of $20,000 as compared to a credit of $429,000 in 2002. These amounts represent changes in estimates to the restructuring charge recorded in 2001.

OTHER INCOME (EXPENSE), NET

The results from the first nine months of 2003 reflect a net other expense of $1.4 million or 18.1% of revenues compared to a net other expense of $0.6 million or 8.2% of revenues in the first nine months of 2002. The increase was primarily the result of an increased interest expense related to the convertible notes, including a non-cash charge of approximately $1,039,000 during the first nine months for the amortization of beneficial conversion feature recognized upon the issuance and amendment of our convertible notes and a decrease in interest earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

In second quarter 2002, we issued $3,250,000 of convertible notes. The convertible notes were originally scheduled to mature 18 months from the closing date, bear interest at 10% per annum, are convertible at any time at the option of the holder into shares of our common stock, and were initially convertible at a conversion price of $0.30 per share. In October 2002 and April 2003, we issued $136,000 and $169,000, respectively of additional convertible notes in payment of accrued interest on the originally issued notes. In March 2003, the holders of our convertible notes with an aggregate face value of $3,348,979 agreed to an amendment of these notes under which the maturity date of those convertible notes has been extended until July 15, 2004 and the conversion price has been reduced to $0.25 per share.

On October 16, 2002, we entered into a loan and security agreement with Comerica Bank - California (the "Bank") for a revolving line of credit. Borrowings on the revolving line can be in amounts up to the lesser of $250,000 or 75% of eligible receivables and mature December 1, 2003. Such amounts will bear interest at a rate of 1.5% above the Bank's prime rate. Borrowings under the loan agreement are collateralized by essentially all of our tangible and intangible assets. At September 30, 2003, $250,000 was outstanding on the line of credit.

In May 2003, we were not in compliance with one of the covenants, but we have subsequently received a waiver from the Bank.

We incurred a net loss of $2.8 million in first nine months of 2003. We have taken substantial measures to reduce our costs and improve our chances to achieve profitability in the near future. However, we may continue to incur net losses for the foreseeable future.

Net cash used for operating activities in the first nine months of 2003 is principally the result of our net losses reduced by non-cash expense items.

Net cash used in financing activities in the first nine months of 2003 is primarily due to repayment of loans, primarily our revolving line of credit.

As of September 30, 2003, we had $1.2 million in cash and cash equivalents. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, achieve profitability and obtain positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2004 operations through cash we expect to generate through operations. We also expect to pursue additional funding to finance our operations and the development of our business. We have taken steps to reduce our recurring costs to approximate our anticipated level of revenues. Our future capital needs will be highly dependent on market demand for our products and services as well as our ability to achieve positive cash flow. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient license and service fees from our products or additional financing on terms acceptable to us. Further, if the holders of our convertible notes do not elect to convert their notes into stock, it may be necessary to obtain significant additional funding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which provides guidance on the accounting for costs associated with exit or disposal activities unrelated to an acquisition. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 has not had a material impact on our results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides further guidance on accounting for contracts that involve multiple revenue-generating activities or deliverables and is effective for agreements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 has not had a material impact on our results of operations.

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

Under the indemnification provisions of our standard product license agreement, we guarantee to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products we license to our customers. We do not expect to incur any infringement liability as a result of the customer indemnification clauses as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We do not have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 has not had a material impact on our results of operations.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we have continued to experience negative cash flow from operations in 2003. We cannot assure investors that we will attain break-even cash flow from operations at any particular time in the future, or at all.

We continue to evaluate alternative means of financing to meet our needs on terms that are attractive to us. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. We believe that we have the ability to do so and plan to fund 2004 operations through cash we expect to generate from operations. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Further, if the holders of our convertible notes do not elect to convert their notes into stock, we may need to obtain significant additional funding.


IF WE ARE NOT ABLE TO OBTAIN NEEDED CAPITAL, WE MAY NEED TO DRAMATICALLY CHANGE OUR BUSINESS STRATEGY AND DIRECTION, INCLUDING PURSUING OPTIONS TO SELL OR MERGE OUR BUSINESS, OR LIQUIDATE.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES IN 2003 AND MAY NEVER ACHIEVE PROFITABILITY.

Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of September 30, 2003, we had an accumulated deficit of $76.3 million. We have not achieved profitability on a quarterly or annual basis to date. In the first nine months of 2003 and 2002, we incurred net losses of $2.8 million and $4.6 million, respectively. If revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF OUR DEBT WHEN DUE.

The $3.25 million of convertible notes we issued in second quarter 2002 plus accrued interest will be due no later than July 15, 2004. To the extent the note purchasers do not elect to convert the notes into common stock, we will be required to retire or refinance that debt at that time. In addition, any borrowings that we make under our revolving debt facility will be due in December 2003. Our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of our indebtedness, which is not converted to equity, may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND THE INTEGRATION OF NEW MANAGEMENT AND PERSONNEL MAY STRAIN OUR RESOURCES.

Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. The average tenure of our current employees is 3.0 years. Our senior management team consists of only two individuals, neither of whom have been with us for more than three years. The loss of either of these officers could have an adverse effect on our operations, business, and prospects and our ability to carry out our business plan. We do not maintain key man life insurance on our officers.

A SIGNIFICANT PERCENTAGE OF OUR PRODUCT DEVELOPMENT IS PERFORMED BY A THIRD PARTY INTERNATIONALLY, THE LOSS OF WHICH COULD SUBSTANTIALLY HARM OUR PRODUCT DEVELOPMENT EFFORTS.

A significant percentage of our product development work, and some of our implementation services, are performed by a third-party development organization located in Minsk, Belarus. Unpredictable developments in the political, economic and social conditions in Belarus, or our failure to maintain or renew our business relationship with this organization on terms similar to those which exist currently, could reduce or eliminate product development and implementation services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, and our business could be seriously harmed.

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

Our quarterly results are also impacted by our revenue recognition policies. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down from a low of $2.1 million in first quarter 2003 and a high of $4.4 million in fourth quarter 2001. Because we generally recognize license revenues upon installation and training, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation and training can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.

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

WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS INTERNATIONALLY, AND, IF WE DO, WE FACE RISKS RELATING TO INTERNATIONAL OPERATIONS.

Our business strategy includes efforts to attract more international customers. By doing business in international markets we face risks, such as unexpected changes in tariffs and other trade barriers, fluctuations in currency exchange rates, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact our international operations.

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

A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

The license fees for our products often represent a significant expenditure of Information Technology ("IT") capital for our customers. Due to the slowdown in the national and global economy and the uncertainties resulting from recent acts of terrorism and the war in Iraq, we believe that many existing and potential customers are reducing or reassessing their planned IT expenditures. Such reductions in or eliminations of IT spending could cause us to be unable to maintain or increase our sales volumes, and therefore, have a material adverse effect on our revenues, operating results, ability to generate positive cash flow and stock price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 6% in the first nine months of 2003 and 12% in fiscal 2002, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

With respect to market risk relating to interest expense, our convertible notes bear interest at a fixed rate, but mature in July 2004. As a result, we do not believe that we are currently subject to material interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 1, 2003, we filed suit against Primus Knowledge Solutions in the United States District Court for the Western District of Pennsylvania. It is our position that Primus has infringed, contributed to the infringement of and induced infringement of our patents. We are seeking the following relief; (1) a judgment that Primus has infringed our patents; (2) preliminary and permanent injunctions enjoining and restraining Primus, its officers, directors, agents, servants, employees, attorneys, and all others in active concert or participation with them from directly infringing or inducing or contributing to the infringement of our patents; and (3) a judgment requiring Primus to pay damages, together with interest, costs, and attorneys' fees. We are not able to predict the outcome of this lawsuit.

On October 22, 2003, the landlord of our main office in Oakmont, Pennsylvania filed suit against us in the Court of Common Pleas of Allegheny County, Pennsylvania alleging that we are in default of the lease. The landlord is seeking acceleration of all rent that would become due for the remaining balance of the lease, which would otherwise expire in March 2006. We deny that we are in default of the lease and, prior to the filing of the lawsuit, we sought to exercise an option to terminate the lease early in accordance with its terms. Although we intend to vigorously defend this lawsuit and believe that we have valid defenses to the claims of the landlord, we are not able to predict the final outcome of this suit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


31.1 Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer

31.2 Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer

32.  Section 1350 Certifications



(b)      Reports on Form 8-K

We filed a Form 8-K on August 4, 2003 to report our results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SERVICEWARE TECHNOLOGIES, INC.



Date:  November 14, 2003                     By:      /s/ SCOTT SCHWARTZMAN
                                                 ------------------------------
                                                        Scott Schwartzman
                                                 Chief Financial Officer and
                                                   Principal Financial Officer