Form 10-K
period 2003-12-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2004-03-30
CIK 1062606

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-30277
                             ---------------------
                         SERVICEWARE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                     25-1647861
         (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
         Incorporation or Organization)
ONE NORTH SHORE CENTRE, 12 FEDERAL STREET, SUITE                   15212
                       503                                       (Zip Code)
                 PITTSBURGH, PA
    (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (412) 222-4450

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

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Act.  Yes [ ]     No [X]

     The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second quarter, was $7,774,886, computed by reference to the price at which the common equity was last sold on the Over the Counter Bulletin Board on June 30, 2003, as reported in The Wall Street Journal. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

  The number of shares of the registrant's Common Stock outstanding as of the close of business on March 18, 2004 was 52,252,474.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                      EXHIBITS INDEX IS LOCATED ON PAGE 66

                         SERVICEWARE TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1     Business....................................................    2
         Overview..................................................    2
         Industry Background.......................................    3
         The ServiceWare Solution..................................    4
         Strategy..................................................    5
         Products..................................................    5
         Services..................................................    6
         Technology and Architecture...............................    6
         Customers.................................................    7
         Sales and Marketing.......................................    7
         Strategic Alliances.......................................    8
         Research and Development..................................    8
         Competition...............................................    9
         Intellectual Property.....................................    9
         Employees.................................................    9
         Forward-looking Statements................................    9
         Additional Factors that May Affect Future Results.........   10
 2     Properties..................................................   17
 3     Legal Proceedings...........................................   18
 4     Submission of Matters to a Vote of Security Holders.........   18

                                 PART II
 5     Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................   19
 6     Selected Financial Data.....................................   19
 7     Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   20
 7A    Quantitative and Qualitative Disclosures About Market
       Risk........................................................   31
 8     Financial Statements and Supplementary Data.................   32
 9     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   59
 9A    Controls and Procedures.....................................   59

                                PART III
10     Directors and Executive Officers of the Registrant..........   60
11     Executive Compensation......................................   61
12     Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters..................   63
13     Certain Relationships and Related Transactions..............   65
14     Principal Accountant's Fees and Services....................   66

                                 PART IV
15     Exhibits, Financial Statements Schedules and Reports on Form
       8-K.........................................................   67
       Signatures..................................................   70

                                     PART I

ITEM 1.  BUSINESS

     We were initially incorporated as a Pennsylvania corporation in January 1991 as ServiceWare, Inc. In July 1999, we acquired the Molloy Group, Inc., a provider of knowledge-empowered software for strengthening customer relationships. In May 2000, we changed our name to ServiceWare Technologies, Inc. and reincorporated as a Delaware corporation. In August 2000, we closed our initial public offering. Prior to July 2001, we had two reportable business segments: Software and Content. In July 2001, we completed the sale of our Content business to RightAnswers LLC ("RightAnswers"). Financial information regarding revenues and long lived assets attributable to the United States versus international is found in Note 16 to the consolidated financial statements in Item 8 below. In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we have significantly reduced costs and we have focused our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 180 employees were laid off during 2001. In August 2002, we acquired all existing technology assets and certain customer and vendor contracts of InfoImage, Inc., a privately held enterprise portal company that filed for bankruptcy protection prior to our agreement to acquire these assets.

     Our primary office is located at One North Shore Centre, 12 Federal Street, Suite 503, Pittsburgh, Pennsylvania 15212, and our Web site address is www.serviceware.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our Web site, and you should not consider it to be a part of this document. Our Web site address is included in this document for reference only. We make available free of charge (other than an investor's own Internet access charges) through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

     As used in this report, the terms "we", "us", "our", "our company" and "ServiceWare" means ServiceWare Technologies, Inc. and its subsidiaries.

OVERVIEW

     We are a provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Our solutions allow customers to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Customers use our knowledge-powered support solutions to achieve some or all of the following benefits:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Provide easy access to knowledge online on an enterprise-wide basis

     - Integrate seamlessly with existing technology investments

     With ServiceWare Enterprise(TM), our core software product line, our customers can provide personalized, automated Web-based service tailored to the needs of their applicable users. ServiceWare Enterprise is based on our patented self-learning search technology called the Cognitive Processor(R). This technology enables organizations to capture and manage repositories of intellectual capital, or corporate knowledge, in a manner that can be easily accessed by way of a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk. Through the self-learning features of the Cognitive Processor, our ServiceWare Enterprise products provide our customers an intelligent solution in that the solutions have the capability to learn from each interaction and automatically update themselves accordingly.

     The ServiceWare Enterprise suite is comprised of the following software products:

ServiceWare                  This product is a Web-based, self-service product designed
  Self-Service(TM):          for use by an organization's customers, partners and
                             employees.
ServiceWare Agent(TM):       This product is designed for use by Level 1 agents or for
                             any company that needs to provide a complete agent
                             workstation knowledge management center.
ServiceWare                  This product is designed for use by customer service, sales
  Professional(TM):          and field service personnel.
ServiceWare Architect(TM):   This product is designed for quality assurance managers and system administrators.

     In addition to ServiceWare Enterprise, we have created a solution for mid-market companies called ServiceWare Express(TM). ServiceWare Express is a comprehensive product and services package that includes browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs.

     We target the sale of our products throughout the United States and Europe. Our customers represent a cross-section of industry leaders in the financial services, technology, manufacturing, health care, entertainment, education and government sectors. Our customers include EDS, H&R Block, AT&T Wireless, Cingular Wireless, Fifth Third Bancorp, Green Mountain Energy, Reuters, Countrywide Home Loans, Wausau Financial Systems, Raytheon Company, PAR Technology, and QUALCOMM.

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

  REQUIREMENTS OF A COMPREHENSIVE KNOWLEDGE MANAGEMENT SOLUTION

     Increasingly, companies need to improve customer loyalty and retention while also consolidating corporate and customer information into a single knowledge repository. "Knowledge management" is the development of a formal process that evaluates a company's organizational processes, people, and technology and develops a system that uses the relationships between these components to get the right information to the right people at the right time to improve productivity. Knowledge management provides companies with a process to capture, organize and disseminate enterprise knowledge to key audiences.

     We believe knowledge management continues to gain acceptance, particularly due to the growth of electronic commerce. We believe companies understand now more than ever the need to protect intellectual capital, capture the knowledge of its workforce and sustain a competitive advantage by focusing on the effectiveness of employees, customers and partners.

     To enable businesses to provide superior service, we believe a comprehensive knowledge management solution needs to:

     - provide the option for a self-service experience

     - provide the end-user with the ability to escalate to assisted service and seamlessly transfer information across all communication channels, including e-mail, telephone, or chat, at any stage of interaction

     - consolidate the knowledge base and intellectual capital throughout the organization and make it available throughout the extended enterprise

     - learn through cumulative customer feedback and rapidly develop solutions to allow the enterprise to provide proactive service to its end-users

     - offer the flexibility necessary to integrate with existing solutions and enable enterprises to rapidly deploy the technology

     - scale cost-effectively as the organization's service needs grow

  CALL CENTERS ARE EVOLVING INTO MULTI-CHANNEL CONTACT CENTERS

     For the past several years, many companies have spent heavily to implement technology based customer relationship management (CRM) software. The strategic goal is to enhance pre- and post-sales customer relationships, improve customer satisfaction and influence customer retention.

     Traditionally, companies created call centers to handle only voice interactions. Today, many call centers have evolved into multi-channel contact centers that handle customer interactions by phone, e-mail, chat, Web, fax, and instant messaging. Additionally, many companies seek to complement their ability to offer high-quality human level based service provided by the support organization with a Web-based self-service capability, also known as customer service and support. The benefits of customer service and support include 24/7 availability, cost-savings, scalability, consistency, and improved customer satisfaction and customer retention.

THE SERVICEWARE SOLUTION

     ServiceWare provides knowledge-powered service and support solutions that enable companies to strengthen relationships with their customers, partners, suppliers and employees. We license software products to enterprises that form the basis of their knowledge management strategy or function as a component of their contact center or help desk infrastructure. Our solutions enable businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Our solutions also help the extended enterprise to access this knowledge online. In addition, through the self-learning capabilities of our patented Cognitive Processor search technology, the solutions generated by our products are intelligent in that they are interactive, adaptable and have the capability to update automatically. We believe our solutions provide our customers with a number of key benefits, including:

     - Decreased Operating Costs. By enabling end-users to access customer service online and by aiding customer service agents to more effectively handle user requests, our solutions often provide cost savings and improve employee productivity. These savings and increased productivity result from reduced telephone call volume, the ability to process more end-user interactions per employee and reduced levels of employee training.

     - Strengthened Relationships with End-Users. Our solutions allow enterprises to provide their customers and other end-users with improved, timely and accurate service. Enterprises realize that the service function provides them with their closest contact with their customers, and, by providing superior self or assisted service, they can create long-term customer satisfaction and loyalty. We believe that by providing better and more user-friendly service, our solutions increase the likelihood that a business' customers will complete specific transactions and that the enterprise will be able to attract and retain its customers.

     - Improved Dissemination of Enterprise Knowledge. ServiceWare Enterprise enables our customers to develop a common knowledge base of intellectual capital, which is collected from their business systems and experts throughout their organization, and makes it available throughout the extended enterprise. All communications from a business to its customers, partners, suppliers or employees, whether through telephone support, self-service, or e-mail, draw from this knowledge base. Additionally, the patented Cognitive Processor technology contained in our ServiceWare Enterprise provides a self-learning capability that continually learns from each interaction. This enables the knowledge base to be up to date and helps provide end-users with accurate answers to their questions.

     - Seamless Integration with Existing Solutions. Our products are designed for rapid deployment, typically in eight to twelve weeks. ServiceWare Enterprise helps our customers to preserve their investments in, and deployments of, call center and help desk products, CRM solutions, workflow tools, knowledge bases and other applications. Our solution enhances these capabilities and integrates them into a cohesive and automated Internet service infrastructure by integrating with applications from leading companies such as Hewlett Packard, Clarify/Amdocs, Remedy, and Siebel Systems. As a result, this supports our customers' deployment of applications configured to suit their particular customer service and support needs.

     - Consistent Service Across Communication Channels. Our solutions allow access to knowledge from a wide variety of communication channels. Our proprietary software enables end-users to transfer inquiries easily from self-help to e-mail responses to live interaction. Escalation of end-user inquiries helps ensure that our clients efficiently apply the appropriate level of resources toward their customers' satisfaction while reducing the risk of losing a customer because of perceived unresponsiveness.

     - Scalability for Large and Growing Enterprises. The architecture of ServiceWare Enterprise allows both large and growing organizations to maintain a consistent level of service as the volume of traffic across their communication channels increases. By deploying in a cluster and capitalizing on the capabilities of our J2EE architecture, our products provide consistent responsiveness to end-user interactions despite rising volumes of traffic.

STRATEGY

     Our solutions enable enterprises to provide a Web-based platform by which customers, partners, suppliers and employees access and manage business critical knowledge. Our objective is to use this platform to become a leading worldwide provider of Knowledge Management solutions. To achieve our goal, we intend to:

     - Enhance Technology and Product Leadership. We intend to broaden our position in the knowledge management and customer service and support solutions market by continuing to increase the performance, functionality and scalability of our solutions. We plan to continue to design our products to be highly scalable throughout the extended enterprise, easily configurable and able to integrate with both front-end applications and existing enterprise systems. We plan to continue to devote resources to the development of new and innovative technologies, to increase efficiencies, offer immediate answers and minimize service response time. We intend to expand the current offering to incorporate advances in knowledge acquisition.

     - Expand Strategic Alliances. To broaden our market presence, enter new geographic and vertical markets, and increase adoption of our solutions, we plan to strengthen existing and pursue additional strategic alliances with consultants, systems integrators, value-added resellers and independent software vendors of complementary products. We intend to use these relationships to increase our sales by taking advantage of these organizations' industry expertise, business relationships and sales and marketing resources. Currently, we have strategic alliances with Stratacom, M-Tech, Electronic Data Systems Corporation, Clarify/Amdocs, Remedy, Siebel, Hewlett-Packard, Control F-1, and EPAm Systems. In addition, in 2003 we joined the Consortium for Service Innovation, a national, non-profit alliance of customer service organizations that are working together to address industry-wide challenges. In the future, we plan to increase our service capabilities by pursuing strategic relationships with leading systems integrators and consultants.

     - Further Develop International Presence. To capitalize on international opportunities for our knowledge-powered solutions, we have completed the first stage of our product localization efforts, concentrating on European markets. The interface is currently available in French, Spanish, German and Dutch. Furthermore, we intend to expand our international presence through local distributors, including Merlin Information Systems in the United Kingdom.

PRODUCTS

     Our knowledge-powered service and support solutions enable organizations to easily provide customers, partners, suppliers and employees with fast, accurate answers to inquiries across various communication channels including the phone, e-mail, chat and the Web. Based on our software and Cognitive Processor technology, ServiceWare Enterprise software empowers organizations to deliver superior service and support, while reducing expenses. ServiceWare Enterprise includes our ServiceWare Self-Service, ServiceWare Professional and ServiceWare Architect software products.

     ServiceWare Self-Service allows our customers to provide Web-based self-service to their end-users. End-users can access the self-service solution through the Internet or a corporate Intranet. This Web-based customer service and support solution allows self-help users to access the knowledge base at any time, using an easy-to-use, intuitive interface using a natural language query. ServiceWare Self-Service can be customized to adopt the look and feel of our customer's Web site.

     ServiceWare Agent(TM) is designed for "Level 1" agents or for any company that needs to provide a complete agent workstation knowledge management center. The functionality of ServiceWare Agent is similar to ServiceWare's other agent-facing application, ServiceWare Professional, but with a portal-based user interface. Agent utilizes a side-by-side search capability, and contributions are made on the same page as the search results to ensure ease of knowledge entry. Agent also includes additional portal-like features, including common links, urgent notices and agent-to-agent collaboration capabilities via e-mail, instant messenger and expertise location.

     ServiceWare Professional provides a Web-based application interface for customer service professionals to more easily navigate through the knowledge base, view various components of the knowledge base, capture and revise additional knowledge, and provide accurate answers to end-user questions. ServiceWare Professional includes a complete case management system that serves as a workstation for customer service and support agents. Agents have a visual queue of cases that can be viewed based on skills based routing. The system also contains e-mail and chat components that enable agents to easily communicate with customers and employees without having to pick up the phone. ServiceWare Professional integrates with many types of customer relationship applications to provide a seamless interface for a customer service professional.

     ServiceWare Architect provides a set of knowledge tools that allows customers' quality assurance managers and system administrators to design, manage and maintain knowledge bases. ServiceWare Architect provides quality assurance and workflow capabilities as well as administrative tools for all necessary product suite functions.

     ServiceWare Express is a comprehensive product and services package that includes browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs.

SERVICES

     Professional Services. Our professional services team provides our customers with pre- and post-sales services. Pre-sales consulting services include our business impact analysis, which applies analytical methodologies and an understanding of business processes to help organizations make an informed decision regarding the choice of knowledge management as a technological solution. Post-sales implementation, integration and knowledge management consulting services allow our customers to deploy our customer service and support solutions effectively. In addition, our professional services team offers education and training to enable our customers' internal teams to understand how to use our products, support the implementation and maintain our solutions.

     Customer Support. All customers under a maintenance agreement have access to our technical support engineers by telephone, fax or e-mail. In addition, we provide self-service support to our customers on a 24/7 basis through our www.serviceware.com Web site.

TECHNOLOGY AND ARCHITECTURE

     We employ industry-standard technologies to create an object-based open architecture for all of our applications. ServiceWare Enterprise is based on an "n-tiered" architecture, which permits the use of multiple servers for scalability and a clear division of responsibility between our software programs. This division provides flexibility and scalability. The architecture is based on the Java 2 Enterprise Edition or "J2EE" framework that includes components specifically designed to take advantage of each element of the modern Web environment. This enables a configurable, extensible application to be delivered based on current Internet standards.

     At the core of our technology is the Cognitive Processor, which provides self-learning capability to ServiceWare Enterprise. The Cognitive Processor uses patented algorithm technology based on neural network and Bayesian statistical principles. Through these algorithms, the Cognitive Processor is capable of learning from past transactions.

     We are continually updating our software to run in the most common environments. ServiceWare now supports Solaris, Windows 2000 and NT operating environments. We support BEA Weblogic, Macromedia JRUN and IBM Websphere for the application servers.

     We provide an extensive set of integration Application Programming Interfaces or "APIs" that allow us to integrate with a broad range of applications using industry standard protocols. ServiceWare Enterprise is also available as a Web service through ServiceWare's Simple Object Access Protocol or "SOAP" adapter. The SOAP adapter provides the mechanism by which ServiceWare Enterprise is available as a Web service within the enterprise. Any application will be able to utilize the Web service to add and retrieve from a knowledge base and take advantage of our self-learning and self-organizing search technology.

CUSTOMERS

     We have traditionally marketed our products and services to Global 2000 call centers and help desks in a wide range of vertical industries. Cingular Wireless accounted for 12% of our 2003 revenues. The following is a partial list of our other new and follow-on customers during 2003.

Allegheny Energy                            Hughes Supply
Allina Health Systems                       InterSystems Corporation
Amgen                                       Made2Manage Systems
AT&T Wireless                               Nestle Waters North America, Inc.
Aventis                                     PAR Technology
C3I, Inc.                                   Prudential Insurance Company of America
Cingular Wireless                           Qualcomm
Concord EFS                                 Raytheon Company
Countrywide Home Loans                      Respironics
EATON/Cutler-Hammer                         Schlumberger Information Solutions Ltd.
EDS                                         Scientific Atlanta
Fifth Third Bancorp                         Texas Instruments
Wachovia                                    United Health Technologies
Fourth Shift, a SoftBrands Company          US Cellular
Gelco Government Services                   U.S. Navy
H&R Block                                   U.S. Patent & Trademark Office
Hewlett-Packard                             Wausau Financial Systems
HRC Alexandria

SALES AND MARKETING

     We sell our solutions primarily through our direct sales force. We have sales personnel throughout North America and a distributor in the United Kingdom.

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

     Our marketing organization creates materials to support the sales process, including brochures, data sheets, case studies, presentations, white papers and demonstrations. In addition, our marketing group helps identify and develop key strategic alliance opportunities and channel distribution relationships.

STRATEGIC ALLIANCES

     We have established strategic alliances with leading providers of e-business software technologies. These alliances augment our sales and marketing initiatives by enabling us to increase market awareness, distribution and market penetration of our solutions and services, as well as to extend the technical and functional application of our knowledge management solutions.

     Historically, we have had several categories of alliances, including distribution, software and services alliances. We have established distribution alliances with leading providers of complementary e-business and CRM technologies who resell or co-market our solutions. We benefit from the lead generation and established marketing capabilities of these firms. In turn, our alliance partners benefit from being able to offer more comprehensive solutions in their product offerings and thereby increase their customers' satisfaction. We currently have alliances with several vendors, including Hewlett Packard, Clarify/Amdocs, Remedy, M-Tech, and Siebel Systems.

     We have established service alliances with leading systems integrators, including Electronic Data Systems Corporation (EDS) and Stratacom to increase our breadth of implementation services both nationally and around the globe. These service alliance partners complete a rigorous training program to become fully certified to implement our solutions, and we continue to work with our service alliance partners as a team to seek a fast, effective path to the deployment of our knowledge management solution to enable our customers to reap the benefits of our knowledge management solution immediately.

     In addition, in 2003 we joined the Consortium for Service Innovation, a national, non-profit alliance of customer service organizations that are working together to address industry-wide challenges.

     We intend to continue to build and refine our strategies in selecting leading alliance partners. We believe that building key relationships with market leaders increases our opportunities in global expansion, enhanced solutions, and continued product innovations.

RESEARCH AND DEVELOPMENT

     Our internal research and development team together with our outside development resources develop our product and service offerings. In conjunction with our outside development resources, we continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop our products and services to meet our customers' expectations of ongoing innovation and enhancement within our suite of products and services. In 2001, we entered into an agreement with EPAm Systems, of Princeton, New Jersey, and Minsk, Belarus, to augment our research and development capabilities. This relationship gives us access to approximately 500 developers in what we believe to be a cost effective offshore model. EPAm Systems is ISO 9001 certified and has completed complicated projects for major international corporations including Fortune 500 companies. This relationship has allowed us to streamline operating costs and increase productivity. Research and development is conducted by way of a clearly defined process that is a subset of industry standard Rational Unified Process.

     We renewed our agreement with EPAm Systems on April 1, 2002. This agreement states that consulting services will be provided in accordance with specific work orders. Payment for these services is billed as the work is incurred or at a fixed fee agreed upon for the work order. As of December 31, 2003 the agreement remains in effect.

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

COMPETITION

     Competition in our marketplace is rapidly evolving and intense, and we expect competition to intensify further in the future as current competitors expand their product offerings and new competitors enter the market. Current competitors include in-house developed applications and providers of commercially available knowledge management solutions, including Kana, Inc., eGain Communications Corporation, Kanisa, Inc., and Primus Knowledge Solutions, Inc.

     We believe that the principal competitive factors affecting our market include referenceable customers, the breadth and depth of a given solution, product quality and performance, core technology, product scalability and reliability, product features and the ability to implement solutions and respond quickly to customer needs.

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

     Policing unauthorized use of our proprietary information is difficult, and we may be unable to determine the extent of unauthorized copying or use of our products or technology. Further, third parties who have been granted certain limited contractual rights to use our proprietary information may improperly use or disclose such proprietary information. In addition, certain components of our product suite require us to have licenses from third parties for use. These licenses may be subject to cancellation or non-renewal. In this event, we will be required to obtain new licenses for use of these products, which may not be available on commercially reasonable terms, if at all, and could result in product shipment delays and unanticipated product development costs.

EMPLOYEES

     As of December 31, 2003, we had 51 employees consisting of 17 in sales, 15 in professional services and support, five in research and development, five in marketing, and nine in general and administration. In spite of the difficult economic environment, we continue to believe that one of our strengths is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, and cooperation among our employees.

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

     We often use these types of statements when discussing:

     - our plans and strategies

     - our anticipation of profitability or cash flow from operations

     - the development of our business

     - the expected market for our services and products

     - other statements contained in this report regarding matters that are not historical facts.

     We caution you these forward-looking statements are only predictions and estimates regarding future events and circumstances. Actual results could differ materially from those anticipated as a result of factors described in "Risk Factors" or as a result of other factors. We cannot assure you we will achieve the future results reflected in these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not transpire.

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

 WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of December 31, 2003, we had an accumulated deficit of $76.5 million. We have not achieved profitability on a quarterly or annual basis to date and incurred a net loss of $3.0 million in 2003. If revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

 WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we have continued to experience negative cash flows from operations in 2003. We cannot assure investors that we will attain break-even cash flows from operations at any particular time in the future, or at all.

     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. From time to time, we have considered and discussed various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan as needed. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

 IF WE ARE NOT ABLE TO OBTAIN NEEDED CAPITAL, WE MAY NEED TO DRAMATICALLY CHANGE OUR BUSINESS STRATEGY AND DIRECTION, INCLUDING PURSUING OPTIONS TO SELL OR MERGE OUR BUSINESS, OR LIQUIDATE.

     In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings and debt. If we are required to raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our stockholders may experience substantial dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company. If we do not have, and are not able to obtain, necessary capital, we may need to dramatically change our business strategy and direction, including pursuing options to sell or merge our business, or liquidate.

 OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF FUTURE DEBT WHEN
 DUE.

     At December 31, 2003, we had borrowings outstanding under our line of credit of $250,000 and convertible debt with a face value of approximately $3,733,000. In January 2004, we repaid the borrowings outstanding under the line and on January 30, 2004, the line of credit expired. On February 10, 2004, all of our outstanding convertible debt was converted into equity in connection with a private placement equity offering, which raised $7.5 million, net of expenses.

     As such, as of February 10, 2004, we had no outstanding debt other than trade debt incurred in the normal course of business. However, we may need to, in the future raise additional money to satisfy our continuing operations through bank financing or debt investments. Our ability to retire or to refinance any such indebtedness will depend on our ability to generate cash flows in the future. Our cash flows from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of our indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

 WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND WE HAVE A SMALL SENIOR MANAGEMENT TEAM.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. Our senior management team consists of only two individuals. The loss of either of these officers could have an adverse effect on our operations, business, and prospects and our ability to carry out our business plan. We do not maintain key man life insurance on our officers.

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

     We manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down from a low of $2.1 million in first quarter 2003 to a high of $3.6 million in fourth quarter 2003.

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

 WE CURRENTLY HAVE ONE CORE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     ServiceWare's knowledge management solutions, ServiceWare Enterprise and ServiceWare Express, include our ServiceWare Self-Service, ServiceWare Agent, ServiceWare Professional and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

 DUE TO THE LENGTHY SALES CYCLES OF OUR PRODUCTS AND SERVICES, THE TIMING OF OUR SALES IS DIFFICULT TO PREDICT AND MAY CAUSE US TO MISS OUR REVENUE EXPECTATIONS.

     Our products and services are typically intended for use in applications that may be critical to a customer's business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. These delays may worsen in the future, as a greater proportion of our total revenues will be derived from our ServiceWare Enterprise solutions, for which contracts have a higher average dollar value. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources, or at all, because of the lengthy sales cycle for our products and services.

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

 IF THIRD PARTIES CEASE TO PROVIDE OPEN PROGRAM INTERFACES FOR THEIR CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE, IT WILL BE DIFFICULT TO INTEGRATE OUR SOFTWARE WITH THEIRS. THIS WILL DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS.

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

 IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS OR FAILURES, SALES OF THESE PRODUCTS COULD DECREASE.

     Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in some new versions of existing products and in new products after their introduction. In the event the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors' products or decide they do not need knowledge management solutions at all. In either case, our sales would decrease. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we believe that our customers and potential customers have a great sensitivity to product defects.

 WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS BECAUSE OUR PRODUCTS ARE CRITICAL TO THE OPERATIONS OF OUR CUSTOMERS' BUSINESSES.

     Our products are critical to the operations of our customers' businesses. Any defects or alleged defects in our products entail the risk of product liability claims for substantial damages, regardless of our responsibility for the failure. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, these provisions may not be effective under the laws of some jurisdictions. In addition, product liability claims, even if unsuccessful, may be costly and divert management's attention from our operations. Software defects and product liability claims may result in a loss of future revenue, a delay in market acceptance, the diversion of development resources, damage to our reputation or increased service and warranty costs.

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

 WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS IN LITIGATION AND EROSION IN THE VALUE OF OUR BRANDS AND PRODUCTS.

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

     Notwithstanding the precautions we have taken, a third party may copy or otherwise obtain and use our software or other proprietary information without authorization or may develop similar software independently. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. Further, we have granted third parties limited contractual rights to use proprietary information, which they may improperly use or disclose. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken may not prevent misappropriation of our technology, and the agreements entered into for that purpose might not be enforceable. The unauthorized use of our proprietary technologies could also decrease the value of our products.

 WE HAVE INITIATED A PATENT INFRINGEMENT LAWSUIT AGAINST ONE OF OUR COMPETITORS, PRIMUS KNOWLEDGE SOLUTIONS, INC., AND WE MAY INITIATE ADDITIONAL LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS, WHICH MAY BE EXPENSIVE AND, IF WE LOSE, MAY CAUSE US TO LOSE SOME, IF NOT ALL, OF OUR INTELLECTUAL PROPERTY RIGHTS, AND THEREBY IMPAIR OUR ABILITY TO COMPETE IN THE MARKET.

     On October 1, 2003, we filed suit against Primus Knowledge Solutions, Inc. in the United States District Court for the Western District of Pennsylvania. It is our position that Primus has infringed, contributed to the infringement of and induced infringement of our patents. Primus has denied our allegations and has asserted counterclaims against us. We also believe that other companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may initiate additional patent litigation suits against third parties, such as infringement suits or interference proceedings. The suit against Primus and any other lawsuits that we may file are likely to be expensive, take significant time and divert management's attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits, the damages or other remedies that may be, awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

 THE SUCCESS OF OUR SOFTWARE PRODUCTS DEPENDS ON ITS ADOPTION BY OUR CUSTOMERS' EMPLOYEES. IF THESE EMPLOYEES DO NOT ACCEPT THE IMPLEMENTATION OF OUR PRODUCTS, OUR CUSTOMERS MAY FAIL TO RENEW THEIR SERVICE CONTRACTS AND WE MAY HAVE DIFFICULTY ATTRACTING NEW CUSTOMERS.

     The effectiveness of our ServiceWare Enterprise product depends in part on widespread adoption and use of our software by our customers' customer service personnel and on the quality of the solutions they generate. Resistance to our software by customer service personnel and an inadequate development of the knowledge base may make it more difficult to attract new customers and retain old ones.

     Some of our customers have found that customer service personnel productivity initially drops while customer service personnel become accustomed to using our software. If an enterprise deploying our software has not adequately planned for and communicated its expectations regarding that initial productivity decline, customer service personnel may resist adoption of our software.

     The knowledge base depends in part on solutions generated by customer service personnel and, sometimes, on the importation of our customers' legacy solutions. If customer service personnel do not adopt and use our products effectively, necessary solutions will not be added to the knowledge base, and the knowledge base will not adequately address service needs. In addition, if less-than-adequate solutions are created and left uncorrected by a user's quality-assurance processes or if the legacy solutions are inadequate, the knowledge base will similarly be inadequate, and the value of our solutions to end-users will be impaired. Thus, successful deployment and broad acceptance of our ServiceWare Enterprise product will depend in part on whether our customers effectively roll-out and use our software products and the quality of the customers' existing knowledge base of solutions.

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

 A DECLINE IN INFORMATION TECHNOLOGY SPENDING COULD REDUCE THE SALE OF OUR PRODUCTS.

     The license fees for our products often represent a significant expenditure of information technology ("IT") capital for our customers. As a result of general economic conditions and global economy and the uncertainties resulting from recent acts of terrorism and the war in Iraq, we believe that many existing and potential customers are reducing or reassessing their planned IT expenditures. Such reductions in or eliminations of IT spending could cause us to be unable to maintain or increase our sales volumes, and therefore, have a material adverse effect on our revenues, operating results, ability to generate positive cash flow and stock price.

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

 WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION, WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND HARM OUR BUSINESS.

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

     Delisting from Nasdaq makes trading our shares more difficult for investors, potentially leading to further declines in our share price. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue-sky laws in connection with any sales of our securities.

 OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR ACTIONS.

     We are controlled by our officers and directors, who in the aggregate directly or indirectly control more than 40% of our outstanding common stock and voting power. These stockholders collectively will likely be able to control our management policy, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and elect our board of directors.

 TERRORIST ATTACKS SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001 AND OTHER ATTACKS OR ACTS OF WAR MAY ADVERSELY AFFECT THE MARKETS ON WHICH OUR COMMON STOCK TRADES, OUR FINANCIAL CONDITION AND OUR RESULTS OF OPERATIONS.

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In March 2003, the United States and allied nations commenced a war in Iraq. These attacks and the war in Iraq have caused instability in the United States and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition, our results of operations and our stock price.

ITEM 2.  PROPERTIES

     We own no real property. We terminated the lease for our corporate headquarters located in Oakmont, Pennsylvania as of December 31, 2003 pursuant to a mutual written agreement entered into between us and the owner of such facility. Our new corporate headquarters of approximately 10,400 square feet is located in Pittsburgh, Pennsylvania and leased pursuant to a lease that expires in 2009. We believe that our current office is adequate to support our existing operations. If necessary, however, we believe that we will be able to obtain suitable additional facilities on commercially reasonable terms when needed.

ITEM 3.  LEGAL PROCEEDINGS

     On October 1, 2003, we filed a lawsuit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania. It is our position that Primus has infringed, contributed to the infringement of and induced infringement of our patents. We are seeking the following damages: (1) a judgment that Primus has infringed our patents; (2) preliminary and permanent injunctions enjoining and restraining Primus, its officers, directors, agents, servants, employees, attorneys and all others in active concert or participation with them from directly infringing or inducing or contributing to the infringement of our patents; and (3) a judgment and order requiring Primus to pay damages, together with interest, costs, and reasonable attorneys' fees. In February 2004, Primus filed an answer to our complaint denying our allegations that they infringed our patents. Along with its answer, Primus filed a counterclaim against us claiming, among other things, that our patents are invalid and unenforceable. In addition, Primus's counterclaim asserts claims against us alleging that we, and/or certain of our employees, performed acts constituting unfair competition, tortious interference, breach of non-disclosure promises, misappropriation of trade secrets, disparagement, defamation, a consumer protection act violation, and a Lanham Act violation. We believe that the counterclaim is without merit, we deny any liability to Primus and we intend to vigorously defend against their counterclaims. We are not able to predict the outcome of this lawsuit.

     On January 16, 2004, we entered into a release agreement with our prior landlord, Sibro Enterprises, LP ("Sibro"), pursuant to which we settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, we paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in our 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 125,000 shares of common stock at a purchase price of $0.84 per share. In exchange, we mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     Our common stock was quoted on the Nasdaq National Market from August 25, 2000 until April 24, 2002 and on the Nasdaq SmallCap Market from April 25, 2002 until May 4, 2003. Since May 5, 2003, our common stock has been traded on the over the counter bulletin board. On March 18, 2004, the last sale price of our common stock was $0.70 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

                                                              HIGH     LOW
                                                              -----   -----
2002
  First Quarter.............................................  $0.95   $0.33
  Second Quarter............................................  $0.55   $0.32
  Third Quarter.............................................  $0.53   $0.25
  Fourth Quarter............................................  $0.60   $0.29
2003
  First Quarter.............................................  $0.56   $0.22
  Second Quarter............................................  $0.51   $0.13
  Third Quarter.............................................  $0.80   $0.44
  Fourth Quarter............................................  $0.71   $0.51

     As of March 18, 2004, there were approximately 400 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

DIVIDEND POLICY

     We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

     As of October 31, 2003, we issued convertible notes ("Additional Notes") in an aggregate principal amount of $177,748 to the twelve holders of our previously issued convertible notes in payment of accrued interest on the outstanding notes. The Additional Notes contain the same terms and conditions as the convertible notes with respect to which the Additional Notes were issued and are convertible into common stock at a conversion price of $.25 per share. The Additional Notes are exempt from registration under Section 4(2) of the Securities Act of 1933. All of the convertible notes, including the Additional Notes, have been converted into common stock as of February 10, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following financial information for the five years ended December 31, 2003 has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             2003      2002       2000       2001       1999
                                            -------   -------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  (Prior year amounts reclassified)
Total revenues............................  $11,511   $10,158   $ 12,427   $ 17,800   $  7,197
Net loss from continuing operations.......   (2,979)   (6,825)   (31,486)   (21,781)   (13,369)
Net (loss) income per common share, basic
  and diluted
  Continuing operations...................  $ (0.12)  $ (0.28)  $  (1.30)  $  (1.65)  $  (2.49)
  Discontinued operations.................       --        --       0.07       0.15       0.61
                                            -------   -------   --------   --------   --------
Net loss per share........................  $ (0.12)  $ (0.28)  $  (1.23)  $  (1.50)  $  (1.88)
                                            =======   =======   ========   ========   ========

                                                            AS OF DECEMBER 31,
                                            --------------------------------------------------
                                             2003      2002       2001       2000       1999
                                            -------   -------   --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..............................  $ 8,084   $ 8,735   $ 13,886   $ 47,072   $ 26,187
Long term debt............................      599       109        443      1,478      2,949
Redeemable preferred stock................       --        --         --         --     21,930

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.

OVERVIEW

     We are a provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Our solutions allow customers to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. Customers use our knowledge-powered support solutions to achieve some or all of the following benefits:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Provide easy access to knowledge online on an enterprise-wide basis

     - Integrate seamlessly with existing technology investments

     With ServiceWare Enterprise(TM), our core software product line, our customers can provide personalized, automated Web-based service tailored to the needs of their applicable users. ServiceWare Enterprise is based on our patented self-learning search technology called the Cognitive Processor(R). This technology enables organizations to capture and manage repositories of intellectual capital, or corporate knowledge, in a manner that can be easily accessed by way of a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk. Through the self-learning features of the Cognitive Processor, our ServiceWare Enterprise products provide our customers an intelligent solution in that the solutions have the capability to learn from each interaction and automatically update themselves accordingly.

     The ServiceWare Enterprise suite is comprised of the following software products:

ServiceWare                  This product is a Web-based, self-service product designed
  Self-Service(TM):          for use by an organization's customers, partners and
                             employees.
ServiceWare Agent(TM):       This produce is designed for use by Level 1 agents or for
                             any company that needs to provide a complete agent
                             workstation knowledge management center.
ServiceWare                  This product is designed for use by customer service,
  Professional(TM):          sales and field service personnel.
ServiceWare Architect(TM):   This product is designed for quality assurance managers
                             and system administrators.

     In addition to ServiceWare Enterprise, we have created a solution for mid-market companies called ServiceWare Express(TM). ServiceWare Express is a comprehensive product and services package that includes browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs.

     Prior to July 2001, we had two reportable business segments: Software and Content. In July 2001, we completed the sale of all of our Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operations in the 2001 consolidated statement of operations. See
Note 6 to our consolidated financial statements.

     In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we significantly reduced costs and we focused our business exclusively on revenue growth opportunities in our Software business. As part of the restructuring plans, approximately 180 employees were laid off during 2001. The savings from the restructuring plans offset by a decrease in revenues and increased interest expenses related to our convertible notes resulted in a decrease in our net loss for 2002 to $6.8 million, or $0.28 per share, compared to a loss of $29.7 million, or $1.23 per share for 2001.

     In August 2002, we acquired all existing technology assets, certain customer and vendor contracts of InfoImage, Inc., a privately held enterprise portal company, which filed for bankruptcy protection prior to our agreement to acquire these assets. We paid initial consideration of $115,000 and have paid royalties of $7,000 in 2003 and $0 in 2002. The total amount to be paid in royalties is not to exceed $1.5 million and is predominantly based on future sales of InfoImage products and services. InfoImage's feature product, Decision Portal, provides companies with an enterprise portal framework that consolidates key information from disparate data sources and provides collaboration tools in one unified view.

FACTORS AFFECTING FUTURE OPERATIONS

     Our operating losses, as well as our negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.

DESCRIPTION OF STATEMENT OF OPERATIONS

  REVENUES

     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators. International revenues were 7% of total revenues in 2003 and 12% of total revenues in 2002. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

  COST OF REVENUES

     Cost of license revenues consists primarily of the expenses related to royalties, the cost of media on which our product is delivered, product fulfillment costs and amortization of purchased technology. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, fees for sub-contractors, and the costs associated with maintaining our customer support site.

  OPERATING COSTS

     We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one-time charges, including restructuring costs, are presented separately as restructuring and other special charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group in 1999. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other special charges consist of costs incurred for restructuring plans and other costs related to the separation of senior executives.

  RESTRUCTURING AND OTHER SPECIAL CHARGES

     In 2001, we implemented strategic restructurings to reduce our cost structure and focus on revenue growth opportunities in the knowledge management software market. The plans of restructuring included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for service contracts and an equipment write off. As part of the restructuring plan, 180 employees were laid off during 2001.

     A portion of the restructuring charge related to potential costs for terminating certain real estate leases at our corporate headquarters then located in Oakmont, Pennsylvania, in addition to amounts related to unused capacity within the building. In 2002, we decided not to terminate the lease on the property as anticipated and accordingly reversed approximately $302,000 in exit reserves. Furthermore, a change in the estimate of the termination costs for certain service contracts resulted in a reduction to the restructuring expense of $130,000 in 2002. In 2003, we decided to terminate the lease for the Oakmont, Pennsylvania facility and, as of December 15, 2003, we are leasing office space in Pittsburgh, Pennsylvania.

     A summary of the restructuring activity is as follows (amounts in thousands):

                                            SEVERANCE AND   REDUCTION AND
                                                OTHER       RELOCATION OF
                                              BENEFITS       FACILITIES     OTHER    TOTAL
                                            -------------   -------------   -----   -------
February 2001 charge......................  $         471   $       1,231   $ 154   $ 1,856
July 2001 charge..........................            550              --      --       550
October 2001 charge.......................            390              --      --       390
                                            -------------   -------------   -----   -------
Total charges.............................          1,411           1,231     154     2,796
Payments..................................         (1,280)           (233)     --    (1,513)
Changes in estimate.......................             --            (231)     --      (231)
                                            -------------   -------------   -----   -------
Accrual at December 31, 2001..............            131             767     154     1,052
Payments..................................           (131)           (250)   (154)     (535)
Changes in estimate.......................             --            (401)     --      (401)
                                            -------------   -------------   -----   -------
Accrual at December 31, 2002..............             --             116      --       116
Payments..................................             --            (116)     --      (116)
                                            -------------   -------------   -----   -------
Accrual at December 31, 2003..............  $          --   $          --   $  --   $    --
                                            =============   =============   =====   =======

     In 2001, we incurred other special charges, which consisted of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness in the amount of $1,750,000.

  DISCONTINUED OPERATIONS

     We sold our Content business segment in July 2001. As a result, all financial data for the Content business has been presented separately as discontinued operations in our 2001 consolidated statement of operations. Net income from discontinued operations in the 2001 consolidated statement of operations represents the net results of operations of the Content business through July 20, 2001, the date of sale.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

  REVENUE RECOGNITION

     We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed or determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.

     Our revenue recognition policy is governed by Statement of Position (SOP) 97-2, "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants (AICPA), as amended by

SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software and services transactions. In addition, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC, and the Emerging Issues Task Force of the Financial Accounting Standards Board continues to issue additional guidance on revenue recognition. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material effect on our financial condition and results of operations.

  ACCOUNTS RECEIVABLE

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, we may be required to increase our allowance of doubtful accounts or to defer revenue until we determine that collectibility is probable. We perform a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes a review of specific individual balances in our accounts receivable, our history of collections, as well as the overall economic environment.

  INTANGIBLE ASSETS AND GOODWILL

     Since adoption of SFAS No. 142, goodwill is no longer amortized but instead is assessed for impairment at least as often as annually and as triggering events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and our current market value. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be misstated. As a result of implementing SFAS No. 142, expense of $2.3 million was not recognized during 2002 that would have otherwise fully amortized the balance of goodwill. During 2003, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2003 and determined that we did not have an impairment loss.

TRENDS/UNCERTAINTIES THAT MAY AFFECT OUR BUSINESS AND COMMON STOCK

     Please refer to the Risk Factors discussed elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                           2003                  2002                   2001
                                    -------------------   -------------------   ---------------------
Revenues
  Licenses........................  $ 4,934,345    42.9%  $ 3,781,220    37.2%  $  5,912,104     47.7%
  Services........................    6,577,090    57.1     6,377,130    62.8      6,514,733     52.3
                                    -----------   -----   -----------   -----   ------------   ------
    Total revenues................   11,511,435   100.0    10,158,350   100.0     12,426,837    100.0
                                    -----------   -----   -----------   -----   ------------   ------
Cost of revenues
  Cost of licenses................      270,325     2.3       969,034     9.5      2,684,633     21.6
  Cost of services................    2,923,355    25.4     3,664,867    36.1      8,747,655     70.4
                                    -----------   -----   -----------   -----   ------------   ------
    Total cost of revenues........    3,193,680    27.7     4,633,901    45.6     11,432,288     92.0
                                    -----------   -----   -----------   -----   ------------   ------
Gross margin......................    8,317,755    72.3     5,524,449    54.4        994,549      8.0
Operating expenses:
  Sales and marketing.............    5,116,062    44.5     5,375,205    52.9     13,578,860    109.2
  Research and development........    1,961,959    17.0     2,899,142    28.5      6,345,462     51.1
  General and administrative......    2,119,126    18.4     2,963,919    29.2      3,631,108     29.2
  Intangible assets
    amortization..................      146,746     1.3       346,439     3.4      4,827,995     38.9
  Restructuring and other special
    charges.......................      (20,000)   (0.2)     (419,173)   (4.1)     4,546,535     36.6
                                    -----------   -----   -----------   -----   ------------   ------
    Total operating expenses......    9,323,893    81.0    11,165,532   109.9     32,929,960    265.0
                                    -----------   -----   -----------   -----   ------------   ------
Loss from operations..............   (1,006,138)   (8.7)   (5,641,083)  (55.5)   (31,935,411)  (257.0)
Other income (expense) net........   (1,973,167)  (17.1)   (1,184,278)  (11.7)       448,507      3.6
                                    -----------   -----   -----------   -----   ------------   ------
Loss from continuing operations...   (2,979,305)  (25.8)   (6,825,361)  (67.2)   (31,486,904)  (253.4)
Net income from discontinued
  operations......................           --     0.0            --     0.0      1,240,424     10.0
Net gain from disposal of a
  business segment................           --     0.0            --     0.0        532,030      4.3
                                    -----------   -----   -----------   -----   ------------   ------
Net loss..........................  $(2,979,305)  (25.8)% $(6,825,361)  (67.2)% $(29,714,450)  (239.1)%
                                    ===========   =====   ===========   =====   ============   ======

YEARS ENDED DECEMBER 31, 2003 AND 2002

  REVENUES

     Total revenues increased 13.3% to $11.5 million in 2003 from $10.2 million in 2002. The increase was primarily attributable to a 40% increase in revenue recognized per new contract.

     License revenues increased 30.5% to $4.9 million in 2003 from $3.8 million in 2002. The average amount of revenue recognized per new contract increased to $167,000 in 2003 from $119,000 in 2002, which was the primary reason for the overall increase in license revenues.

     Service revenues increased 3.1% to $6.6 million in 2003 from $6.4 million in 2002. The primary reason for the increase was the increase in the average contract price from 2002 to 2003. Although the number of services contracts from existing customers remained the same from 2002 to 2003, the average contract price increased from $33,000 to $51,000 in 2003.

  COST OF REVENUES

     Cost of revenues decreased to $3.2 million in 2003 from $4.6 million in 2002. Cost of revenues as a percentage of revenues decreased to 27.7% from 45.6%. Cost of license revenues decreased to $0.3 million in 2003 from $1.0 million in 2002. As a percentage of revenues, the cost of license revenues decreased to 2.3% from 9.5%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties, and a decrease in amortization of purchased technology.

     Cost of service revenues decreased to $2.9 million in 2003 from $3.7 million in 2002. As a percentage of revenues, the cost of service revenues decreased to 25.4% from 36.1%. The decrease in the cost of service revenues was principally the result of an 18.9% decrease in customer support and services personnel to an average of 16 in 2003 from an average of 19 in 2002. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

  OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased to $5.1 million, or 44.4% of revenues, in 2003 from $5.4 million, or 52.9% of revenues, in 2002. The decrease is primarily attributable to the closing of our United Kingdom sales office in July 2003. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

     Research and Development. Research and development expenses decreased to $2.0 million, or 17.0% of revenues, in 2003 from $2.9 million, or 28.5% of revenues, in 2002. The decrease is primarily attributable to the reduced use of a third party for development as a major product release was completed and issued in February 2003. The development resources have been redeployed as services contractors whose cost is now included in cost of services. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

     General and Administrative. General and administrative expenses decreased to $2.1 million, or 18.4% of revenues in 2003 from $3.0 million, or 29.2% of revenues in 2002. The decrease resulted primarily from a reduction of depreciation expense due to a reduction in capital spending as well as a reduction in legal expense as we hired an in-house counsel in third quarter 2003. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.

     Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million, 1.3% of revenues in 2003 from $0.3 million, or 3.4% of revenues in 2002. Intangible assets amortization consists of the amortization expense for the intangible assets resulting from our acquisition of the Molloy Group in 1999. The decrease is primarily due to components of our intangible assets becoming fully amortized.

     Restructuring and other special charges. During 2003, There were no restructuring or other special charges, but there was a reversal of a previous accrual in the amount of $20,000. In 2001, we recognized a restructuring charge primarily representing excess facilities costs and severance benefits resulting from reductions in force of approximately 180 employees. A portion of these restructuring charges related to potential costs for terminating certain real estate leases. In 2002, we reduced this accrual by $0.4 million to reflect changes in assumptions made for the initial charge. Additionally, a credit of $0.1 million to restructuring expense was recorded in 2002 representing a change in the estimate of termination costs for certain service contracts.

     Other special charges in 2002 of $112,000 consisted of adjustments to a tax gross-up related to forgiveness of stockholder loans and a reserve for accrued interest related to outstanding stockholder loans.

     Other income (expense), net. Other income (expense), net consists primarily of interest income received from short-term investments, interest expense and amortization expense related to our convertible notes entered into in second quarter 2002 and bank borrowings. Other expense, net increased to $2.0 million in

2003 from $1.2 million in 2002. The increase was primarily the result of increased interest expense incurred in conjunction with our convertible notes as well as a decrease in interest earned on investments. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance of the convertible notes, in addition to the 10% interest, amortization of the discount, and debt issue costs on the convertible notes.

YEARS ENDED DECEMBER 31, 2002 AND 2001

  REVENUES

     Total revenues decreased 18.3% to $10.2 million in 2002 from $12.4 million in 2001 caused by a variety of factors. The biggest factor was and continues to be the poor economic climate. This has translated into significant cuts in enterprise software purchases and stagnant IT purchasing for our principal target market, Fortune 1000 companies.

     License revenues decreased 36.0% to $3.8 million in 2002 from $5.9 million in 2001. Although the number of contracts with new customers increased to 21 in 2002 from 14 in 2001, the average amount recognized per contract decreased to $119,000 in 2002 from $357,000 in 2001, which was the primary reason for the overall decrease in license revenues. The decrease in license revenues from contracts with new customers was offset in part by an increase in license revenues from contracts with existing customers. In 2002, there were 31 contracts with existing customers averaging $41,000 per contract, which was an increase from 2001 where there were 26 contracts averaging $25,000 per contract.

     Service revenues decreased 2.1% to $6.4 million in 2002 from $6.5 million in 2001. A $0.1 million increase in the amount of software maintenance revenue was offset by a $0.2 million decrease in the amount of professional service revenues. Professional services revenues decreased as a result of a 9.6% decrease in billable hours rendered.

  COST OF REVENUES

     Cost of revenues decreased to $4.6 million in 2002 from $11.4 million in 2001. Cost of revenues as a percentage of revenues decreased to 45.6% from 92.0%. Cost of license revenues decreased to $1.0 million in 2002 from $2.7 million in 2001. As a percentage of revenues, cost of license revenues decreased to 9.5% from 21.6%. The decrease in the cost of license revenues was primarily attributable to a decrease in product royalties payable to third parties, costs incurred only in 2001 for equipment for specific implementations, and a decrease in amortization of purchased technology, which was fully amortized in July 2002.

     Cost of service revenues decreased to $3.7 million in 2002 from $8.7 million in 2001. As a percentage of revenues, cost of service revenues decreased to 36.1% from 70.4%. The decrease in the cost of service revenues was principally the result of a 42.4% decrease in customer support and services personnel to an average of 19 in 2002 from an average of 33 in 2001 primarily attributable to the 2001 restructurings. In addition, there was a decrease in the use of third parties to perform services and a decrease in travel and recruiting expenses.

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

     Intangible Assets Amortization. Intangible assets amortization decreased to $0.3 million, or 3.4% of revenues in 2002 from $4.8 million, or 38.9% of revenues in 2001. Intangible assets amortization consists of the amortization expense for intangible assets resulting from our acquisition of the Molloy Group in 1999. The decrease is primarily the result of the implementation of new accounting rules that discontinue the amortization of goodwill.

     Restructuring and other special charges. During 2002, there were no restructuring or other special charges, but there was a reversal of a previous accrual. Restructuring and other special charges decreased to $(0.4) million in 2002 from $4.5 million, or 36.6% of revenues, in 2001. In 2001, restructuring charges totaling $2.6 million primarily represent excess facilities costs and severance benefits resulting from reductions in force of approximately 180 employees in 2001. A portion of these restructuring charges related to potential costs for terminating certain real estate leases. However, in 2002, we were able to sublease a significant portion of our unused space and decided not to terminate the lease. Consequently, we reduced this accrual by $0.4 million in 2002 to reflect changes in assumptions made for the initial charge. Additionally, a credit of $0.1 million to restructuring expense was recorded in 2002 representing a change in the estimate of termination costs for certain service contracts.

     Other special charges in 2002 of $112,000 consist of adjustments to a tax gross-up related to forgiveness of stockholder loans and a reserve for accrued interest related to outstanding stockholder loans. Other special charges in 2001 consist of $1.1 million in costs recognized in conjunction with forgiveness of stockholder loans to certain executives in connection with their severance agreements and the related taxes as well as severance costs for senior executives of $0.6 million and a reserve for stockholder loans of $0.3 million.

     Other income (expense), net. Other income (expense), net consists primarily of interest expense and amortization expense related to our convertible notes entered into in second quarter 2002 and bank borrowings offset by interest income received from short-term investments. Other income (expense), net decreased to $(1.2) million in 2002 from $449,000. The decrease was primarily the result of increased interest expense incurred in conjunction with our convertible notes as well as a decrease in interest earned on investments. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance of the convertible notes, in addition to the 10% interest, amortization of the discount, and debt issue costs on the convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

     In October 2002, we entered into a loan and security agreement with Comerica Bank -- California (the "Bank"). The agreement allowed for a revolving line of credit and a term loan. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of our Common Stock at an exercise price of $0.46 per share, with a 10-year term. The warrant includes assignability to Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require us to repurchase the warrant for $69,000 after a change of control. Borrowings under the loan agreement were collateralized by essentially all of our tangible and intangible assets. At December 31, 2003, we had a $250,000 balance outstanding under the revolving line of credit. In January 2004, we repaid the borrowings under the line of credit and the line of credit was terminated.

     We incurred a net loss of $3.0 million for 2003. Over the past three years, we have taken substantial measures to reduce our costs and we believe that we have improved our chances of achieving profitability in 2004.

     Net cash used in operating activities in 2003, 2002, and 2001 was principally the result of our net losses. The amount of cash used in current operations was substantially lower during 2003 due to our improved performance.

     Net cash provided by investing activities in 2003 was primarily attributable to the sale of short-term investments offset by property and equipment acquisitions. The increased spending for property and equipment was due to purchasing furniture for the Pittsburgh office relocation and updating of obsolete computer equipment. Net cash used in investing activities in 2002 was primarily attributable to the purchase of short-term investments. Net cash provided by investing activities in 2001 was primarily attributable to the sale of short-term investments.

     Net cash used in financing activities in 2003 was primarily due to the repayment of borrowings under our revolving line of credit. Net cash provided by financing activities in 2002 was primarily from the proceeds received upon issuance of our convertible notes and borrowings under our revolving line of credit. Net cash provided by financing activities in 2001 was primarily from borrowings under our revolving line of credit.

     As of December 31, 2003, we had $1.4 million in cash and cash equivalents and short-term investments. Additionally, effective January 30, 2004, we secured an additional $7.5 million, net of expenses, in funding to finance our operations and the development of our business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share. On February 10, 2004, our convertible notes were converted into common stock as part of terms of the equity funding. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows . We believe that we have the ability to do so and plan to fund 2004 operations through operating revenue and cash balances.

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

CONTRACTUAL OBLIGATIONS

     As of December 31, 2003, we are obligated to make cash payments in connection with our capital leases, debt and operating leases. The effect of these obligations and commitments on our liquidity and cash flows in future periods are listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are obligations for continuing operations.

                                                           PAYMENTS DUE BY PERIOD
                                                 ------------------------------------------
                                                          LESS THAN
                                                 TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS
                                                 ------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
Convertible notes..............................  $3,733(1)  $3,733      $ --        $ --
Revolving advance..............................     250(2)     250        --          --
Capital lease obligations......................     105        48         48           9
Operating lease obligations....................   1,100       119        420         561
                                                 ------    ------       ----        ----
     Total contractual obligations.............  $5,188    $4,150       $468        $570
                                                 ======    ======       ====        ====

---------------

(1) On February 10, 2004, the notes were converted into common stock as part of the terms of an equity offering.

(2) Repaid in January 2004.

     In January 2004, one of the capital leases with a balance of $55,560 relating to office equipment was cancelled. A new agreement was entered into for five years. The total obligation relating to the new agreement is $94,980. The agreement expires in December 2008.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no material off-balance sheet debt or other unrecorded obligations other than the items noted in the above table.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivatives and Hedging" ("SFAS No. 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 were to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of the standard had no impact on our results of operations for 2003.

     Under the indemnification provisions of our standard product license agreement, we guarantee to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products we license to our customers. We do not expect to incur any infringement liability as a result of the customer indemnification clauses as of December 31, 2003.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on our results of operations.

     Effective May 1, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

FORWARD LOOKING STATEMENTS

     Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that statements contained in this report regarding our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We caution you that these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those anticipated as a result of risks and uncertainties including, but not limited to, risks related to revenue expectations, our software strategy, fluctuations in customer demand, performance of outside distributors and resellers, use of the Web as a delivery vehicle for customer support solutions, risks resulting from new product introductions, integration of acquired products with current offerings, and customer acceptance of new products, rapid technological change, risks associated with competition, continued growth in the use of the Internet, our ability to retain and increase revenue from existing customers and to execute agreements with new customers, unforeseen expenses, our ability to attract and retain qualified personnel and to secure necessary financing for our operations and business development, and other market conditions and risks detailed from time to time in our Securities and Exchange Commission filings. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 7% percent in 2003 and 12% in 2002, and nearly all of these revenues were denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Since we no longer have any debt, we are not currently subject to material interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are included herein:

                                                               PAGE NUMBER
                                                               -----------
Report of Independent Auditors..............................       33
Report of Independent Auditors..............................       34
Consolidated Balance Sheets.................................       35
Consolidated Statements of Operations.......................       36
Consolidated Statements of Stockholders' Equity.............       37
Consolidated Statements of Cash Flows.......................       39
Notes to Consolidated Financial Statements..................       40

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended present fairly, in all material respects, the financial position of ServiceWare Technologies, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its accounting for intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
February 10, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows of ServiceWare Technologies, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ServiceWare Technologies, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 25, 2002

                         SERVICEWARE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $ 1,437,721    $  2,461,201
  Short term investments....................................           --         513,879
  Accounts receivable, less allowance for doubtful accounts
    of $100,000 in 2003 and $170,998 in 2002................    3,348,279       1,534,258
  Other current assets......................................      419,551         362,197
                                                              ------------   ------------
      Total current assets..................................    5,205,551       4,871,535
Non current assets
  Property and equipment
    Office furniture, equipment, and leasehold
     improvements...........................................    1,509,819       1,945,593
    Computer equipment and software.........................    5,013,363       5,808,629
                                                              ------------   ------------
      Total property and equipment..........................    6,523,182       7,754,222
    Less accumulated depreciation...........................   (6,001,671)     (6,495,036)
                                                              ------------   ------------
  Property and equipment, net...............................      521,511       1,259,186
  Purchased technology, net of amortization of $1,848,030 in
    2003 and $1,798,026 in 2002.............................       33,337          83,341
  Intangible assets, net of accumulated amortization of
    $1,472,217 in 2003 and $1,325,472 in 2002...............           --         146,745
  Goodwill..................................................    2,323,791       2,323,791
  Other non current assets..................................           --          50,000
                                                              ------------   ------------
      Total long term assets................................    2,878,639       3,863,063
                                                              ------------   ------------
      Total assets..........................................  $ 8,084,190    $  8,734,598
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit..................................  $   250,000    $    800,000
  Accounts payable..........................................    1,089,416       1,143,411
  Accrued compensation and benefits.........................      274,438         159,998
  Deferred revenue -- licenses..............................       22,548          82,113
  Deferred revenue -- services..............................    2,457,931       2,059,864
  Restructuring reserve.....................................           --         115,764
  Convertible debt, net of unamortized discount of
    $1,617,825..............................................           --       1,767,856
  Other current liabilities.................................      529,843         426,804
                                                              ------------   ------------
      Total current liabilities.............................    4,624,176       6,555,810
Convertible debt, net of unamortized discount of $979,680...    2,753,033
Non current deferred revenue................................      545,618          13,290
Other non current liabilities...............................       54,117          95,815
                                                              ------------   ------------
      Total liabilities.....................................    7,976,944       6,664,915
Commitments and Contingencies
Stockholders' equity
  Common stock, $0.01 par value; 100,000,000 shares
    authorized, 24,684,540 and 24,684,540 shares issued and
    24,325,029 and 24,083,370 shares outstanding in 2003 and
    2002, respectively......................................      246,845         246,845
  Additional paid-in capital................................   76,432,608      74,183,726
  Treasury stock, at cost, 359,511 and 601,170 shares in
    2003 and 2002, respectively.............................     (133,568)       (223,351)
  Deferred compensation.....................................           --          (9,548)
  Warrants..................................................       46,400       1,414,564
  Accumulated other comprehensive loss:
    Currency translation account............................           --         (36,819)
  Accumulated deficit.......................................  (76,485,039)    (73,505,734)
                                                              ------------   ------------
      Total stockholders' equity............................      107,246       2,069,683
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $ 8,084,190    $  8,734,598
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2003          2002           2001
                                                       -----------   -----------   ------------
REVENUES
  Licenses...........................................  $ 4,934,345   $ 3,781,220   $  5,912,104
  Services...........................................    6,577,090     6,377,130      6,514,733
                                                       -----------   -----------   ------------
Total revenues.......................................   11,511,435    10,158,350     12,426,837
                                                       -----------   -----------   ------------
COST OF REVENUES
  Cost of licenses...................................      270,325       969,034      2,684,633
  Cost of services...................................    2,923,355     3,664,867      8,747,655
                                                       -----------   -----------   ------------
Total cost of revenues...............................    3,193,680     4,633,901     11,432,288
                                                       -----------   -----------   ------------
GROSS MARGIN.........................................    8,317,755     5,524,449        994,549
OPERATING EXPENSES
  Sales and marketing................................    5,116,062     5,375,205     13,578,860
  Research and development...........................    1,961,959     2,899,142      6,345,462
  General and administrative.........................    2,119,126     2,963,919      3,631,108
  Intangible assets amortization.....................      146,746       346,439      4,827,995
  Restructuring and other special charges (income)...      (20,000)     (419,173)     4,546,535
                                                       -----------   -----------   ------------
Total operating expenses.............................    9,323,893    11,165,532     32,929,960
                                                       -----------   -----------   ------------
LOSS FROM OPERATIONS.................................   (1,006,138)   (5,641,083)   (31,935,411)
OTHER INCOME (EXPENSE)
  Interest expense...................................   (1,951,326)   (1,235,722)      (176,409)
  Other (net)........................................      (21,841)       51,444        624,916
                                                       -----------   -----------   ------------
Other income (expense), net..........................   (1,973,167)   (1,184,278)       448,507
                                                       -----------   -----------   ------------
NET LOSS FROM CONTINUING OPERATIONS..................   (2,979,305)   (6,825,361)   (31,486,904)
Net income from discontinued operations..............           --            --      1,240,424
Net gain from disposal of a business segment.........           --            --        532,030
                                                       -----------   -----------   ------------
NET LOSS.............................................  $(2,979,305)  $(6,825,361)  $(29,714,450)
                                                       ===========   ===========   ============
NET (LOSS) INCOME PER COMMON SHARE, BASIC AND
  DILUTED:
  Continuing operations..............................  $     (0.12)  $     (0.28)  $      (1.30)
  Discontinued operations............................           --            --           0.07
                                                       -----------   -----------   ------------
NET LOSS PER SHARE...................................  $     (0.12)  $     (0.28)  $      (1.23)
                                                       ===========   ===========   ============
SHARES USED IN COMPUTING PER SHARE AMOUNTS...........   24,197,503    23,956,392     24,220,388
                                                       ===========   ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK        ADDITIONAL       TREASURY STOCK        DEFERRED
                                             ---------------------     PAID IN     --------------------   COMPENSATION
                                               SHARES      AMOUNT      CAPITAL      SHARES     AMOUNT      AND OTHER
                                             ----------   --------   -----------   --------   ---------   ------------
Balance at December 31, 2000...............  24,346,134   $243,664   $74,208,279     20,225   $(146,153)  $(1,801,047)
  Exercise of stock options................      68,445        482      (114,043)   (20,225)    146,153            --
  Reversal of stock based compensation.....          --         --      (350,350)        --          --       350,350
  Amortization of stock based
    compensation...........................          --         --            --         --          --        87,021
  Amortization of warrants.................          --         --            --         --          --       159,725
  Issuance of warrants.....................          --         --            --         --          --       (35,139)
  Repurchase of common stock...............    (826,750)        --    (2,123,607)   826,750    (307,160)    1,125,194
  Reserve for stockholder loans............          --         --            --         --          --            --
  Issuance of stock for Employee Stock
    Purchase Plan..........................     240,338      2,403       154,018         --          --            --
  Other comprehensive income (loss):
    Currency translation adjustment........          --         --            --         --          --            --
    Realized gain on short term
      investments..........................          --         --            --         --          --            --
  Net loss.................................          --         --            --         --          --            --
  Total other comprehensive loss...........          --         --            --         --          --            --
                                             ----------   --------   -----------   --------   ---------   -----------
Balance at December 31, 2001...............  23,828,167    246,549    71,774,297    826,750    (307,160)     (113,896)
  Exercise of stock options................     160,000         --       (13,144)  (160,000)     59,444            --
  Issuance of stock for Employee Stock
    Purchase Plan..........................      95,203        296         6,161    (65,580)     24,365            --
  Stock based compensation.................          --         --        78,344         --          --            --
  Amortization of warrants.................          --         --            --         --          --       104,348
  Beneficial conversion feature of
    convertible notes......................          --         --     2,338,068         --          --            --
  Other comprehensive income (loss):
    Currency translation adjustment........          --         --            --         --          --            --
  Net loss.................................          --         --            --         --          --            --
  Total other comprehensive loss...........          --         --            --         --          --            --
                                             ----------   --------   -----------   --------   ---------   -----------
Balance at December 31, 2002...............  24,083,370    246,845    74,183,726    601,170    (223,351)       (9,548)
  Exercise of stock options................      90,600         --        (8,479)   (90,600)     33,660
  Issuance of stock for Employee Stock
    Purchase Plan..........................     151,059         --       (17,602)  (151,059)     56,123
  Beneficial conversion feature of
    convertible notes......................          --         --       906,799         --          --            --
  Expiration of warrants...................          --         --     1,368,164         --          --            --
  Amortization of warrants.................          --         --            --         --          --         9,548
  Other comprehensive income (loss):
    Currency translation adjustment........          --         --            --         --          --            --
  Net loss.................................          --         --            --         --          --            --
  Total other comprehensive loss...........          --         --            --         --          --            --
                                             ----------   --------   -----------   --------   ---------   -----------
Balance at December 31, 2003...............  24,325,029   $246,845   $76,432,608    359,511   $(133,568)  $        --
                                             ==========   ========   ===========   ========   =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                                                               NOTE        ACCUMULATED
                                                            RECEIVABLE        OTHER
                                                               FROM       COMPREHENSIVE                      TOTAL
                                                              COMMON         INCOME       ACCUMULATED    STOCKHOLDERS'
                                               WARRANTS     SHAREHOLDER      (LOSS)         DEFICIT         EQUITY
                                              -----------   -----------   -------------   ------------   -------------
Balance at December 31, 2000................  $ 1,379,425   $(2,350,211)    $  1,039      $(36,965,923)  $ 34,569,073
  Exercise of stock options.................           --           --            --               --          32,592
  Reversal of stock based compensation......           --           --            --               --              --
  Amortization of stock based compensation
    and warrants............................           --           --            --               --          87,021
  Amortization of warrants..................           --           --            --               --         159,725
  Issuance of warrants......................       35,139           --            --               --              --
  Repurchase of common stock................           --    2,030,422            --               --         724,849
  Reserve for stockholder loans.............           --      319,789            --               --         319,789
  Issuance of stock for Employee Stock
    Purchase Plan...........................           --           --            --               --         156,421
  Other comprehensive income (loss):
    Currency translation adjustment.........           --           --        (5,965)              --          (5,965)
    Realized gain on short term
      investments...........................           --           --       (19,337)              --         (19,337)
  Net loss..................................           --           --            --      (29,714,450)    (29,714,450)
                                                                                                         ------------
  Total other comprehensive loss............           --           --            --               --     (29,739,752)
                                              -----------   -----------     --------      ------------   ------------
Balance at December 31, 2001................    1,414,564           --       (24,263)     (66,680,373)      6,309,718
  Exercise of stock options.................           --           --            --               --          46,300
  Issuance of stock for Employee Stock
    Purchase Plan...........................           --           --            --               --          30,822
  Stock based compensation..................           --           --            --               --          78,344
  Amortization of warrants..................           --           --            --               --         104,348
  Beneficial conversion feature of
    convertible notes.......................           --           --            --               --       2,338,068
  Comprehensive loss:
    Currency translation adjustment.........           --           --       (12,556)              --         (12,556)
  Net loss..................................           --           --            --       (6,825,361)     (6,825,361)
                                                                                                         ------------
  Total other comprehensive loss............           --           --            --               --      (6,837,917)
                                              -----------   -----------     --------      ------------   ------------
Balance at December 31, 2002................    1,414,564           --       (36,819)     (73,505,734)      2,069,683
  Exercise of stock options.................           --           --            --               --          25,181
  Issuance of stock for Employee Stock
    Purchase Plan...........................           --           --            --               --          38,521
  Beneficial conversion feature of
    convertible notes.......................           --           --            --               --         906,799
  Expiration of warrants....................   (1,368,164)          --            --               --              --
  Amortization of warrants..................           --                                                       9,548
  Other comprehensive income (loss):
    Currency translation adjustment.........           --           --        36,819               --          36,819
  Net loss..................................           --           --            --       (2,979,305)     (2,979,305)
                                                                                                         ------------
  Total other comprehensive loss............           --           --            --               --      (2,942,486)
                                              -----------   -----------     --------      ------------   ------------
  Balance at December 31, 2003..............  $    46,400   $       --      $     --      $(76,485,039)  $    107,246
                                              ===========   ===========     ========      ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 2003          2002           2001
                                                              -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(2,979,305)  $(6,825,361)  $(29,714,450)
  Adjustments to reconcile net loss to net cash used in
    operations:
    Non cash items:
      Depreciation..........................................      801,195     1,654,655      2,216,772
      Amortization of intangible assets and warrants........      206,297       800,710      5,617,310
      Amortization of beneficial conversion feature related
        to convertible notes................................    1,429,603       885,948             --
      Amortization of discount on convertible notes.........      115,341       109,456             --
      Interest expense paid by issuing convertible notes....      347,032       135,681             --
      Provision for doubtful accounts.......................       25,000       (70,000)       150,000
      Stock based compensation and loan forgiveness.........           --        78,344        776,731
      Gain on disposal of a business segment................           --            --       (532,030)
      Reserve for stockholder loans.........................           --            --        319,789
      Other non cash items..................................       32,905       (17,885)       (14,964)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable..........   (1,839,021)      517,094      3,406,459
        (Increase) decrease in other assets.................       (7,354)      635,543      1,874,997
        (Decrease) increase in accounts payable.............      (53,995)      515,662     (1,601,804)
        Increase (decrease) in accrued compensation and
          benefits..........................................      114,440      (640,776)      (227,812)
        Increase (decrease) in deferred revenue.............      870,830    (1,861,824)    (1,678,141)
        (Decrease) increase in other liabilities............      (15,923)   (1,175,685)       534,110
        Decrease in net current liability of discontinued
          operations........................................           --            --     (1,300,339)
                                                              -----------   -----------   ------------
  Net cash used in operating activities.....................     (952,955)   (5,258,438)   (20,173,372)
                                                              -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short term investments........................           --    (3,004,882)    (1,968,956)
  Sales of short term investments...........................      500,080     2,491,003     15,657,760
  Property and equipment acquisitions.......................      (94,558)      (13,602)      (784,829)
  Payments for purchase of InfoImage assets.................           --      (100,000)            --
  Proceeds from sale of equipment...........................       12,153        15,620         54,104
                                                              -----------   -----------   ------------
  Net cash provided by (used in) investing activities.......      417,675      (611,861)    12,958,079
                                                              -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of principal of capital lease obligation.......      (38,500)      (37,310)       (53,867)
  Repayments of principal of term loan......................           --      (258,197)      (172,128)
  Repayments of borrowings under revolving line of credit...     (800,000)           --     (1,000,000)
  Proceeds from borrowings under revolving line of credit...      250,000       800,000      1,000,000
  Proceeds from issuance of convertible notes, net of debt
    issuance costs..........................................           --     2,975,000             --
  Proceeds from stock option and employee stock purchase
    plan issuances..........................................       63,702        76,960        189,013
                                                              -----------   -----------   ------------
  Net cash (used in) provided by financing activities.......     (524,798)    3,556,453        (36,982)
                                                              -----------   -----------   ------------
  Effect of exchange rate changes on cash...................       36,598       (14,873)        (6,171)
  Decrease in cash and cash equivalents.....................   (1,023,480)   (2,328,719)    (7,258,446)
  Cash and cash equivalents at beginning of year............    2,461,201     4,789,920     12,048,366
                                                              -----------   -----------   ------------
  Cash and cash equivalents at end of year..................  $ 1,437,721   $ 2,461,201   $  4,789,920
                                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................  $    14,613   $    21,444   $     81,618
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
    Property, plant, and equipment acquired under capital
      leases................................................  $        --   $    92,000   $     84,000
    Increase in Additional Paid-In Capital related to
      Beneficial Conversion.................................  $   906,799   $ 2,338,068   $         --

   The accompanying notes are an integral part of the consolidated financial statements.

                         SERVICEWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

NOTE 1.  ORGANIZATION OF THE COMPANY

     ServiceWare, Technologies, Inc. (the "Company") is a provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Oakmont, Pennsylvania, the Company sells its products throughout the United States and Europe.

     ServiceWare Enterprise(TM), powered by the Cognitive Processor(R), a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed by way of a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.

     Customers use ServiceWare's knowledge management solutions to:

     - Strengthen relationships with customers, partners, suppliers and employees

     - Decrease operating costs

     - Improve creation, dissemination and sharing of enterprise knowledge

     - Integrate seamlessly with existing technology investments

     ServiceWare Enterprise(TM) is a software solution that allows the Company's customers to provide personalized, automated Web-based service tailored to the needs of their users. ServiceWare Enterprise enables businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. It also enables the extended enterprise to access this knowledge online. In addition, through the self-learning features of ServiceWare's patented Cognitive Processor technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. ServiceWare Enterprise includes the software products ServiceWare Self-Service(TM) (Web-based self-service for customers, partners and employees), ServiceWare Professional(TM) (for customer service, sales and field service personnel) and ServiceWare Architect(TM) (for quality assurance managers and system administrators).

     In addition to ServiceWare Enterprise, the Company has created a solution for mid-market companies. ServiceWare Express(TM) is a comprehensive product and services package that includes browser-based applications, technical implementation, training services and customer support. ServiceWare Express is designed to enable midsize enterprises or call center and help desk divisions of large enterprises to effectively utilize corporate knowledge to improve customer satisfaction, enhance service quality and reduce operating costs.

     Until July 2001, the Company had two reportable business segments: Software and Content. In July 2001, the Company completed the sale of all of its Content segment to RightAnswers LLC ("RightAnswers"). The Content segment is reported as a discontinued operation in the 2001 consolidated statement of operations. See
Note 6.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. In July 2003, the Company closed its UK subsidiary.

                         SERVICEWARE TECHNOLOGIES, INC.

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

  LICENSES REVENUES

     Licenses revenues include fees for perpetual and annual licenses. The Company recognizes revenues on perpetual license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed or determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement. Revenue for annual licenses and software lease licenses is recognized ratably over the period of the contract.

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

COST OF REVENUES

     Cost of licenses revenues consists primarily of the expenses related to royalties, the cost of media on which product is delivered, product fulfillment costs and amortization of purchased technology.

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

                         SERVICEWARE TECHNOLOGIES, INC.

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

     The majority of our short-term investments are held in an account with an investment firm of which a Director of the Company is an affiliate (see Note
17).

OTHER CURRENT ASSETS

     Other current assets consist primarily of deposits and prepayments for expenses to be realized within the next year.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment is amortized over two years, computer software over three years, and furniture and office equipment over five years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense. Capital leases, which are for office equipment, are amortized over the term of the lease. Upon disposal, assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains or losses are reflected in the consolidated statement of operations.

INTERNAL USE COMPUTER SOFTWARE

     The Company applies AICPA Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). Accordingly, the Company capitalizes internal and external costs related to software and implementation services in connection with its internal use software systems.

                         SERVICEWARE TECHNOLOGIES, INC.

INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill resulted primarily from the acquisition of Molloy Group on July 23, 1999 and consist of the following:

                                                    DECEMBER 31, 2003                        DECEMBER 31, 2002
                                          --------------------------------------   --------------------------------------
                           AMORTIZATION                ACCUMULATED       NET                    ACCUMULATED       NET
DESCRIPTION                   PERIOD        AMOUNT     AMORTIZATION     AMOUNT       AMOUNT     AMORTIZATION     AMOUNT
-----------                ------------   ----------   ------------   ----------   ----------   ------------   ----------
Customer list............   4 years       $1,043,543    $1,043,543    $       --   $1,043,543    $  896,798    $  146,745
Noncompetition
  agreement..............   3 years          345,174       345,174            --      345,174       345,174            --
                                          ----------    ----------    ----------   ----------    ----------    ----------
Total intangible assets
  resulting from the
  Molloy acquisition.....                  1,388,717     1,388,717            --    1,388,717     1,241,972       146,745
Payment for rights to the
  "ServiceWare" name.....   3 years           75,000        75,000            --       75,000        75,000            --
Other....................    1 year            8,500         8,500            --        8,500         8,500            --
                                          ----------    ----------    ----------   ----------    ----------    ----------
Total intangible
  assets.................                 $1,472,217    $1,472,217    $       --   $1,472,217    $1,325,472    $  146,745
                                          ==========    ==========    ==========   ==========    ==========    ==========
Goodwill.................                                             $2,323,791                               $2,323,791
                                                                      ==========                               ==========

     On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of long-lived assets, including identifiable intangible asset resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the cash flows will be discounted to present value and the assets will be reduced to this amount. There was no impairment for the years ended December 31, 2003, 2002 and 2001.

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, and ceased amortization of goodwill and concluded that a transitional impairment adjustment was not necessary. The following reflects the effect of goodwill amortization on net loss per share as if SFAS No. 142 had been in effect from the beginning of the year ended December 31, 2001:

                                                                   2001
                                                               ------------
  Net loss from continuing operations, as reported..........   $(31,486,904)
  Goodwill amortization.....................................      4,424,218
                                                               ------------
  Adjusted net loss from continuing operations..............    (27,062,686)
  Net income from discontinued operations...................      1,240,424
  Net gain from disposal of a business segment..............        532,030
                                                               ------------
  Net loss..................................................   $(25,290,232)
                                                               ============
  Weighted average shares used to calculate basic and
     diluted loss per share.................................     24,220,388
                                                               ============
Adjusted basic and diluted net (loss) income per share:
  Net loss from continuing operations.......................   $      (1.11)
  Net income from discontinued operations...................           0.07
                                                               ------------
Net loss per share..........................................   $      (1.04)
                                                               ============

     SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and, at a minimum, annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds the

                         SERVICEWARE TECHNOLOGIES, INC.

estimated fair value. The Company performed an impairment review during the fourth quarters of 2003 and 2002 and concluded that no impairment loss was necessary.

CONCENTRATION OF CREDIT RISK / MAJOR CUSTOMERS

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells its products to end-users directly, and the Company's customer base is dispersed across many different geographic areas primarily throughout North America and parts of Europe. The Company performs ongoing credit evaluations of its customers' financial condition, and generally no collateral is required. The Company believes it maintains adequate reserves for potential credit losses and such losses have been minimal and within management's estimates.

     In 2003, two customers accounted for 12% and 7% of total revenues and 3% and 28% of total accounts receivable at December 31, 2003. In 2002, two customers accounted for 11% and 8% of total revenues and 0%, and 34% of total accounts receivable at December 31, 2002. In 2001, three customers accounted for a total of 22%, 12% and 10% of total revenues.

CAPITALIZED SOFTWARE

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the "working model" approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2003, 2002, and 2001, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations with the exception of the technology acquired from InfoImage on August 21, 2002 whereby $100,000 was capitalized. These amounts are classified as purchased technology and are being amortized on a straight-line basis over two to three years.

ADVERTISING COSTS

     Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2003, 2002, and 2001 were approximately $119,000, $207,000, and $1,704,000, respectively.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary was the local currency in the country in which the subsidiary was located. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars at the exchange rate in effect on the last day of the month of the balance sheet date. Revenues and expenses are translated at the average rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Gains and losses from foreign currency transactions are included in other income (expense), net for the periods presented. In July 2003, the Company closed its European subsidiary.

STOCK BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123

                         SERVICEWARE TECHNOLOGIES, INC.

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

                                                  2003          2002           2001
                                               -----------   -----------   ------------
  Net loss from continuing operations, as
     reported...............................   $(2,979,305)  $(6,825,361)  $(31,486,904)
  Add: Deferred compensation expense
       reported in earnings.................            --            --         87,021
  Less: Total stock based compensation
        expense under SFAS 123..............    (1,809,000)   (2,394,000)    (2,329,021)
                                               -----------   -----------   ------------
  Adjusted net loss from continuing
     operations.............................    (4,788,305)   (9,219,361)   (33,728,904)
  Net income from discontinued operations...            --            --      1,240,424
  Net gain from disposal of a business
     segment................................            --            --        532,030
                                               -----------   -----------   ------------
  Net loss..................................   $(4,788,305)  $(9,219,361)  $(31,956,450)
                                               ===========   ===========   ============
  Weighted average shares used to calculate
     basic and diluted loss per share.......    24,197,503    23,956,392     24,220,388
                                               ===========   ===========   ============
Adjusted basic and diluted net (loss) income
  per share:
  Net loss from continuing operations.......   $     (0.20)  $     (0.38)  $      (1.39)
  Net income from discontinued operations...            --            --           0.07
                                               -----------   -----------   ------------
Net loss per share..........................   $     (0.20)  $     (0.38)  $      (1.32)
                                               ===========   ===========   ============

     The average fair value of the options granted is estimated at $0.36 during 2003, $0.37 during 2002 and $0.65 during 2001, on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                              2003   2002   2001
                                                              ----   ----   ----
Volatility, annual rate.....................................   325%   221%   437%
Dividend yield..............................................   0.0%   0.0%   0.0%
Expected life, in years.....................................     3      3      3
Average risk-free interest rate.............................  1.98%  3.10%  4.17%

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

                         SERVICEWARE TECHNOLOGIES, INC.

NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", basic and dilutive net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. All potentially dilutive securities have not been included in the calculation of net loss per share due to their anti-dilutive effect.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivatives and Hedging" ("SFAS No. 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 were to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of this standard had no impact on the Company's results of operations for 2003.

     Under the indemnification provisions of the Company's standard product license agreement, the Company guarantees to defend and indemnify the licensee against any proceeding based upon infringements of any patent, copyright, trade secret or other intellectual property right by the products the Company licenses to its customers. The Company does not expect to incur any infringement liability as a result of the customer indemnification clauses as of December 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company does not have any variable interest entities.

                         SERVICEWARE TECHNOLOGIES, INC.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has not had a material impact on the Company's results of operations.

     Effective May 1, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $76,485,039 at December 31, 2003, incurred a net loss of $2,979,305 and had negative cash flows from operations of $952,948 for the year ended December 31, 2003.

     As of December 31, 2003, the Company had $1.4 million in cash and cash equivalents and short-term investments. Additionally, effective January 30, 2004, the Company secured an additional $7.5 million, net of expenses, in funding to finance its operations and the development of its business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share. On February 10, 2004, the Company's convertible notes were converted to common stock as part of the terms of the equity funding. Refer to Note 5. The Company's ability to continue as a business in its present form is largely dependent on the Company's ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. The Company believes that it has the ability to do so and plans to fund 2004 operations through operating revenue and cash balances.

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable and payable, debt, and note receivable from common stockholder approximate their fair values at December 31, 2003 and 2002.

                         SERVICEWARE TECHNOLOGIES, INC.

NOTE 4.  RECEIVABLES

     Receivables consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Billed receivables..........................................  $3,393,829   $1,705,256
Unbilled receivables........................................      54,450           --
                                                              ----------   ----------
                                                               3,448,279    1,705,256
Allowance for doubtful accounts.............................    (100,000)    (170,998)
                                                              ----------   ----------
  Total receivables.........................................  $3,348,279   $1,534,258
                                                              ==========   ==========

     Activity in the allowance for doubtful accounts is as follows:

                                                                BALANCE
                                                               ---------
Balance, January 1, 2001....................................   $ 459,706
Net charge to expense.......................................     150,000
Amounts written off.........................................    (233,564)
                                                               ---------
Balance, December 31, 2001..................................     376,142
Net charge to income........................................     (70,000)
Amounts written off.........................................    (135,144)
                                                               ---------
Balance, December 31, 2002..................................     170,998
Net charge to expense.......................................      25,000
Amounts written off.........................................     (95,998)
                                                               ---------
Balance, December 31, 2003..................................   $ 100,000
                                                               =========

NOTE 5.  DEBT

CREDIT FACILITIES

     In October 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank -- California (the "Bank"). The agreement provided for a revolving line of credit and a term loan. The term loan expired on October 16, 2003. Borrowings under the line of credit accrued interest at the Bank's prime rate plus 1.5%, which was 5.5% at December 31, 2003. Borrowings under the loan agreement were collateralized by essentially all of the Company's tangible and intangible assets. At December 31, 2003, the Company had outstanding borrowings of $250,000 under the revolving line of credit, which were repaid in January 2004 and the agreement terminated. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share with a 10-year term. The warrant includes assignability to the Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require the Company to repurchase the warrant for $69,000 after a change of control. The warrant is treated as consideration for the agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and is being amortized to interest expense over the life of the agreement. As the warrant contains a put option, the warrant value was accrued as a liability and not recorded as equity.

     Previously, the Company had a secured credit facility with PNC Bank. In April 2002, the then outstanding borrowings of $200,820 were repaid in full. At December 31, 2002, this agreement had expired and no amounts were outstanding.

                         SERVICEWARE TECHNOLOGIES, INC.

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

     The convertible notes were originally to mature 18 months from the closing date, bear interest at 10% per annum, and were originally convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share. Interest can be paid in cash or additional convertible notes, at the option of the Company. The convertible notes are senior unsecured obligations that will rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes are outstanding, the Company is restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

     In accordance with EITF 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments", the Company recognized in 2002 a beneficial conversion feature ("BCF") in the aggregate amount of $2,225,000 as the difference between the market value of the Company's common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors' transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt in the accompanying 2002 consolidated balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction, which is also recorded as a discount on debt in the accompanying 2002 consolidated balance sheet. The aggregate discount was being amortized as interest expense over the 18 month term of the convertible notes.

     On March 31, 2003, the noteholders agreed to an amendment to the original notes. The amendment reduced the conversion price from $0.30 per share to $0.25 per share and extended the term of the notes until July 15, 2004.

     On October 31, 2003, April 30, 2003 and October 31, 2002, interest payments were due on the convertible notes and were paid by issuing additional convertible notes in the amounts of $177,748, $169,284 and $135,681, respectively. These additional convertible notes have the same terms as the amended convertible notes. The Company recognized additional BCF of $906,799 and $113,067 in 2003 and 2002, respectively, as a result of the amendment of the notes and payment of interest with additional convertible notes.

     On February 10, 2004, the notes were converted into common stock as part of the terms of an equity funding as discussed in Note 20. Additional interest of $105,760 was paid in shares of stock in connection with the conversion.

NOTE 6.  DISCONTINUED OPERATIONS

     In July 2001, the Company completed the sale of its Content business segment to RightAnswers. The sale was completed in accordance with the terms of a Purchase and Sale Agreement (the "Agreement"), dated July 20, 2001, between the Company and RightAnswers.

     RightAnswers is a limited liability company that was formed to acquire the Company's Content business. The Chief Executive Officer of RightAnswers, Mark Finkel, was the Company's Chief Financial Officer from

                         SERVICEWARE TECHNOLOGIES, INC.

January 2000 to July 2001. In addition, Mr. Finkel owned an equity interest in RightAnswers at the time of the transaction.

     The consideration for the business consisted of the assumption of approximately $0.5 million of net liabilities associated with the business. Revenues for the Content segment were $2.9 million for the year ended December 31, 2001.

NOTE 7.  RESTRUCTURING AND OTHER SPECIAL CHARGES

     In 2001, the Company implemented strategic restructurings to reduce its cost structure and focus on revenue growth opportunities in the knowledge management software market. The plans of restructuring approved by the Board of Directors included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for certain service contracts and an equipment write off. As part of the restructuring plan, 180 employees were laid off in 2001.

     A portion of the restructuring charge related to potential costs for terminating certain real estate leases at the Company's corporate headquarters then located in Oakmont, Pennsylvania, in addition to amounts related to unused capacity within the building. In 2002, the Company decided not to terminate the lease on the property as anticipated and accordingly reversed approximately $302,000 in exit reserves. Furthermore, a change in the estimate of the termination costs for certain service contracts resulted in a reduction to the restructuring expense of $130,000 in 2002.

     A summary of the restructuring activity is as follows (amounts in thousands):

                                                             REDUCTION AND
                                            SEVERANCE AND    RELOCATION OF
                                            OTHER BENEFITS    FACILITIES     OTHER    TOTAL
                                            --------------   -------------   -----   -------
February 2001 charge......................     $   471          $1,231       $ 154   $ 1,856
July 2001 charge..........................         550              --          --       550
October 2001 charge.......................         390              --          --       390
                                               -------          ------       -----   -------
Total charges.............................       1,411           1,231         154     2,796
Payments..................................      (1,280)           (233)         --    (1,513)
Changes in estimate.......................          --            (231)         --      (231)
                                               -------          ------       -----   -------
Accrual at December 31, 2001..............         131             767         154     1,052
Payments..................................        (131)           (250)       (154)     (535)
Changes in estimate.......................          --            (401)         --      (401)
                                               -------          ------       -----   -------
Accrual at December 31, 2002..............          --             116          --       116
Payments..................................          --            (116)         --      (116)
                                               -------          ------       -----   -------
Accrual at December 31, 2003..............     $    --          $   --       $  --   $    --
                                               =======          ======       =====   =======

                         SERVICEWARE TECHNOLOGIES, INC.

     Other special charges consist of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other special charges of separated executives consist of the following amounts:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2003     2002     2001
                                                              -----   ------   -------
                                                                   (IN THOUSANDS)
Restructuring costs.........................................  $(20)   $(532)   $2,565
Other severance costs.......................................    --       --       579
Executive loan forgiveness and related tax costs............    --       50     1,083
Reserve for stockholder loans...............................    --       63       320
                                                              ----    -----    ------
Total restructuring and other special charges...............  $(20)   $(419)   $4,547
                                                              ====    =====    ======

NOTE 8.  CAPITAL STOCK

     The Company has two classes of capital stock consisting of common stock and preferred stock. At December 31, 2003, a total of 100,000,000 shares are authorized for common stock and 5,000,000 are authorized for preferred stock.

COMMON STOCK AND PREFERRED STOCK

     The Company has reserved 20,764,609 shares of common stock as of December 31, 2003. Of this total, 14,930,835 are reserved for the conversion of the convertible notes, 5,668,960 shares are reserved for exercise of stock options, and 164,814 shares are reserved for exercise of warrants. There are no shares of preferred stock outstanding as of December 31, 2003.

STOCK SPLIT

     At a special meeting of stockholders on February 10, 2003, the stockholders approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of its common stock and to grant its board of directors the authority until June 30, 2004 to set the ratio for the reverse split or to not complete the reverse split. As necessary, the Company intends to consider implementing a reverse stock split if it believes it would increase the probability that the Company's stock could be relisted on a stock exchange.

NOTE 9.  STOCK OPTION PLAN

     Effective April 2000, the Company's Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the "Plan") which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the "1996 Plan"). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. A total of 7,750,000 shares of the Company's Common Stock plus any shares of Common Stock previously reserved for stock options granted under the 1996 Plan which are forfeited prior to exercise may be issued pursuant to the Plan. The exercise price of incentive stock options was determined by management and the Board of Directors for the period from April 2000 through the IPO date. After the IPO, the exercise price is the closing market price of the Company's Common Stock on the date of the grant. The exercise price of nonqualified options is also determined by the Board of Directors. Options generally vest over a two-year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During 2002, the Company recorded $78,344 in stock based compensation expenses related to accelerated vesting of outstanding options. During 2001, the Company recorded $1,125,194 in reversals of deferred compensation in conjunction with repurchasing shares of restricted stock and forgiving stockholder

                         SERVICEWARE TECHNOLOGIES, INC.

loans (see Note 11 for further explanation), $350,350 in reversals of deferred compensation for cancelled options, and $51,882 in stock based compensation expenses.

     The following table summarizes option activity for the years ended December 31, 2003, 2002, and 2001:

                                            OPTIONS     OPTION PRICE RANGE   WEIGHTED AVERAGE
                                          OUTSTANDING       PER SHARE         EXERCISE PRICE
                                          -----------   ------------------   ----------------
Balance, January 1, 2001................   2,974,502      $0.0560- $7.0000       $2.7825
Options granted.........................   4,355,025      $0.2400- $2.0625       $0.6163
Options exercised.......................      68,445      $0.0560- $1.2100       $0.4746
Options forfeited.......................   3,122,595      $0.1670- $7.0000       $1.9274
                                           ---------
Balance, December 31, 2001..............   4,138,487      $0.2400- $7.0000       $1.1810
Options granted.........................   3,679,500      $0.3200- $0.5800       $0.4025
Options exercised.......................     160,000      $0.2500- $0.3800       $0.2894
Options forfeited.......................   2,089,687      $0.2400- $7.0000       $1.3548
                                           ---------
Balance, December 31, 2002..............   5,568,300      $0.2400- $7.0000       $0.5059
Options granted.........................     970,460      $0.2600- $0.7000       $0.3635
Options exercised.......................      90,600      $0.2600- $0.4500       $0.3623
Options forfeited.......................     779,200      $0.2600- $2.5000       $0.4393
                                           ---------
Balance, December 31, 2003..............   5,668,960      $0.2400- $7.000        $0.4720
                                           ---------

     The options outstanding as of December 31, 2003 have been segregated into ranges for additional disclosure as follows:

                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          ---------------------------------------------------------   ------------------------------------
                          OPTIONS OUTSTANDING   WEIGHTED AVERAGE                      EXERCISABLE AS OF
                          AS OF DECEMBER 31,       REMAINING       WEIGHTED AVERAGE     DECEMBER 31,      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES         2003           CONTRACTUAL LIFE    EXERCISE PRICE          2003           EXERCISE PRICE
------------------------  -------------------   ----------------   ----------------   -----------------   ----------------
     $0.0000- $0.2500...         950,000              7.7              $0.2500              950,000           $0.2500
     $0.2501- $0.3500...       1,142,510              8.4              $0.2924              730,344           $0.3091
     $0.3501- $0.4000...       1,790,000              7.9              $0.3952            1,050,750           $0.3931
     $0.4001- $0.7000...       1,343,250              7.9              $0.4712              584,250           $0.4479
     $0.7001- $1.4000...         269,000              6.1              $1.0690              269,000           $1.0690
     $2.1001- $2.8000...          87,600              5.5              $2.4897               87,600           $2.4897
     $2.8001- $3.5000...          80,000              7.0              $2.8125               80,000           $2.8125
     $3.5001- $4.2000...           1,600              4.0              $3.6000                1,600           $3.6000
     $4.9001- $5.6000...           4,000              5.1              $5.1188                4,000           $5.1188
     $6.3001- $7.0000...           1,000              6.4              $7.0000                1,000           $7.0000
                               ---------              ---              -------            ---------           -------
                               5,668,960              7.8              $0.4720            3,758,544           $0.5060
                               =========              ===              =======            =========           =======

     On August 28, 2002, the Company offered its full-time and part-time employees and non-employee directors the opportunity to exchange their outstanding stock options for an equal number of new options (adjusted for a reverse stock split or similar event, should this happen) to be granted on the first business day that is at least six months plus one day after the expiration of the offer. The offer expired September 30, 2002, and options for 436,460 shares of common stock were tendered. New options for 436,460 shares of common stock were granted on March 31, 2003 to those participants who were employed by the Company on both the date this offer expired and the date that the new options were granted.

                         SERVICEWARE TECHNOLOGIES, INC.

EMPLOYEE STOCK PURCHASE PLAN

     In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 500,000 shares of common stock, plus annual increases, as defined by the plan document. The ESPP enables employees to purchase shares of the Company's common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company's common stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). At December 31, 2003, 348,941 shares remained available for purchase under the plan.

NOTE 10.  WARRANTS

     The following table summarizes warrant activity for the years ended December 31, 2003, 2002 and 2001:

                                                              WARRANTS      WARRANT PRICE
                                                             OUTSTANDING   RANGE PER SHARE
                                                             -----------   ---------------
Balance, January 1, 2001...................................    748,621     $1.50 - $9.00
Warrants granted...........................................         --
Warrants exercised.........................................         --
Warrants expired...........................................         --
                                                              --------
Balance, December 31, 2001.................................    748,621     $1.50 - $9.00
Warrants granted...........................................     50,000         $0.46
Warrants exercised.........................................         --
Warrants expired...........................................   (133,333)        $7.00
                                                              --------
Balance, December 31, 2002.................................    665,288     $1.50 - $9.00
Warrants granted...........................................         --
Warrants exercised.........................................         --
Warrants expired...........................................   (500,474)    $1.50 - $7.00
                                                              --------
Balance, December 31, 2003.................................    164,814      $.46 - $3.75
                                                              ========

     The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise their warrants for shares of the Company's common stock at anytime until the expiration of the warrant. Expiration dates of the warrants are as follows:

 WARRANTS
OUTSTANDING   WARRANT PRICE PER SHARE   EXPIRATION DATE
-----------   -----------------------   ---------------
   34,814              $3.75                7/23/04
   80,000              $3.75               12/10/06
   50,000              $0.46               10/16/12
  -------
  164,814
  =======

     Warrant amortization recorded as a reduction of revenue was $9,548, $104,348 and $159,725 during 2003, 2002, and 2001, respectively, and relates to warrants issued to a customer primarily in connection with a master license agreement entered into in 2000.

                         SERVICEWARE TECHNOLOGIES, INC.

NOTE 11.  NOTES RECEIVABLE FROM COMMON STOCKHOLDERS

     Certain common stockholders have exercised options through the issuance of promissory notes. The respective total number of shares purchased and the amounts loaned to stockholders as well as amounts repurchased due to employment termination are set forth in the table below.

                                                          NUMBER OF SHARES   LOAN AMOUNTS
                                                          ----------------   ------------
Exercise of stock options in January 1999...............        86,956       $   199,999
Exercise of stock options on January 19, 2000...........       619,470         1,410,011
Exercise of stock options on February 29, 2000..........       375,000           937,500
Repurchase of stock due to termination in 2000..........       (36,730)         (197,299)
                                                             ---------       -----------
Balance at December 31, 2000............................     1,044,696         2,350,211
Repurchase of stock due to termination in 2001..........      (826,750)       (2,030,422)
Reserve for stockholder loans...........................      (217,946)         (319,789)
                                                             ---------       -----------
Balance at December 31, 2001............................            --       $        --
                                                             =========       ===========

     In January 1999, a former president of the Company exercised options to purchase 86,956 shares of Common Stock at a purchase price of $2.30 per share. A promissory note in the amount of $199,999 was issued in conjunction with the sale. The note bears interest at the applicable federal rate defined in the Internal Revenue Code of 1986, as amended, and was due September 2003 and has yet to be paid.

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

     During 2001, five of the loans were forgiven in the amount of $2,030,422 in exchange for 826,750 restricted and unrestricted shares outstanding under the loans. In accordance with repurchase agreements, restricted shares were repurchased at the price paid for the shares (exercise price of the option). Unrestricted shares were repurchased at the fair market value on the date of termination. The difference between the principal of the loan balance and the value of the shares repurchased of $732,323 was recorded as compensation expense and is classified as restructuring and other special charges during 2001. An amount of $307,160 was recorded to treasury stock in 2001 for the repurchased shares, which was the fair market value of the shares on the date of termination. Amounts in excess of fair market value have been recorded as additional paid in capital. Additionally, $1,125,914 of deferred stock based compensation was reversed for the restricted shares that were repurchased from the executives.

     Under severance agreements with four of the executives, the Company agreed to pay any personal tax liability arising from these transactions. As a result, the Company recorded an expense of $350,546 in 2001 which has been classified as restructuring and other special charges. An additional expense of $49,711 was recognized in 2002 as actual personal tax liabilities were determined. All amounts were paid by December 31, 2002. Additionally, interest on the loans of $191,175 was also forgiven. This income was reversed and is classified as other expense in 2001.

     In 2001, the loan made in January 1999 and one loan made in January 2000, which remained outstanding at December 31, 2000, were reserved. The total principal amount of these loans were $319,789 and $62,636 in accrued interest were determined to be uncollectible.

                         SERVICEWARE TECHNOLOGIES, INC.

NOTE 12.  CAPITAL AND OPERATING LEASES

     The Company has several capital and operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable capital and operating leases are as follows:

YEAR ENDING DECEMBER 31,                                    CAPITAL LEASES   OPERATING LEASES
------------------------                                    --------------   ----------------
     2004.................................................     $47,856          $  119,458
     2005.................................................      47,856             205,440
     2006.................................................       9,182             214,048
     2007.................................................          --             224,267
     Thereafter...........................................          --             336,834
                                                               -------          ----------
Total minimum lease payments..............................     104,894          $1,100,047
                                                                                ==========
Less amount representing interest.........................       9,079
                                                               -------
Present value of capital lease obligations................      95,815
Less current maturities...................................      41,698
                                                               -------
Non current capital lease obligations.....................     $54,117
                                                               =======

     Total rent expense under all operating leases amounted to $295,922, $464,108 and $1,426,416 in 2003, 2002 and 2001, respectively.

     During 2001, the Company entered into a sublease for part of its office space in Oakmont, Pennsylvania. The monthly lease payment is $5,927. The Company received $40,501, $71,124 and $25,811 in 2003, 2002 and 2001, respectively, in rental payments for this sublease.

     In May 2003, the Company exercised its option to terminate the lease with six months notice. Effective December 19, 2003, the Company moved to its new location at One North Shore, 12 Federal Street, Suite 503, Pittsburgh, PA 15212. The lease is for a term of 66 months. The annual rent obligation is reflected in the table above.

NOTE 13.  INCOME TAXES

     A reconciliation of the benefit for income taxes on operations computed by applying the federal statutory rate of 34% to the loss from operations before income taxes and the reported benefit for income taxes on operations is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2003          2002           2001
                                               -----------   -----------   ------------
Income tax benefit computed at statutory
  federal income tax rate....................  $(1,012,964)  $(2,320,621)  $(10,102,913)
State income taxes, net of federal tax
  benefit, if any............................     (176,971)     (405,426)    (1,782,867)
Other (principally goodwill and meals and
  entertainment).............................       15,640        48,812      1,729,500
Research tax credit..........................       75,790            --             --
Foreign loss.................................      166,952       332,984        648,339
Deferred tax asset valuation allowance.......      931,553     2,344,251      9,507,941
                                               -----------   -----------   ------------
Total benefit for income taxes...............  $        --   $        --   $         --
                                               ===========   ===========   ============

                         SERVICEWARE TECHNOLOGIES, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Deferred tax assets (liabilities)
     Accounts receivable...................  $     40,000   $     68,000   $    150,000
     Property and equipment................       136,000        (96,000)       332,000
     Intangible assets.....................     5,762,000        (92,000)      (331,000)
     Loss carryforward.....................    24,796,000     23,361,000     21,661,000
     Research tax credit...................       973,000        866,000        625,000
                                             ------------   ------------   ------------
Total net deferred tax assets..............    31,707,000     24,107,000     22,437,000
Valuation allowance........................   (31,707,000)   (24,107,000)   (22,437,000)
                                             ------------   ------------   ------------
Net deferred tax asset.....................  $         --   $         --   $         --
                                             ============   ============   ============

     Management has recorded a valuation allowance against the deferred tax assets until such time that the Company demonstrates an ability to generate taxable income on a consistent basis.

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $61,991,000, which expire between 2010-2023. Utilization of certain net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

NOTE 14.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                  2003          2002           2001
                                               -----------   -----------   ------------
Numerator:
     Net loss from continuing operations.....  $(2,979,305)  $(6,825,361)  $(31,486,904)
     Net income from discontinued
       operations............................           --            --      1,240,424
     Net gain from disposal of a business
       segment...............................           --            --        532,030
                                               -----------   -----------   ------------
     Numerator for basic and diluted net loss
       per share -- loss available to common
       stockholders..........................  $(2,979,305)  $(6,825,361)  $(29,714,450)
                                               ===========   ===========   ============
Denominator:
     Denominator for basic and diluted loss
       per share -- weighted average
       shares................................   24,197,503    23,956,392     24,220,388
                                               ===========   ===========   ============
Basic and diluted net (loss) income per share
     Net loss from continuing operations.....  $     (0.12)  $     (0.28)  $      (1.30)
     Net income from discontinued
       operations............................           --            --           0.07
                                               -----------   -----------   ------------
Net loss per share...........................  $     (0.12)  $     (0.28)  $      (1.23)
                                               ===========   ===========   ============

     Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 20,764,609, 17,519,189 and 4,981,292 shares for the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

                         SERVICEWARE TECHNOLOGIES, INC.

NOTE 15.  RETIREMENT PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $26,952, $186,547 and $419,125 in matching contributions to the Plan in 2003, 2002 and 2001, respectively.

NOTE 16.  SEGMENT REPORTING

     Subsequent to the sale of the Content segment in July 2001, the Company has only one business segment (see Note 6).

  GEOGRAPHIC INFORMATION

                                                          YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------
                                         2003                       2002                       2001
                               ------------------------   ------------------------   ------------------------
                                             LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                               REVENUES(A)   ASSETS(B)    REVENUES(A)   ASSETS(B)    REVENUES(A)   ASSETS(B)
                               -----------   ----------   -----------   ----------   -----------   ----------
United States................  $10,716,304    $521,511    $ 8,961,285   $1,251,921   $11,251,684   $2,863,728
International................      795,131          --      1,197,065        7,265     1,175,153       53,157
                               -----------    --------    -----------   ----------   -----------   ----------
Total........................  $11,511,435    $521,511    $10,158,350   $1,259,186   $12,426,837   $2,916,885
                               ===========    ========    ===========   ==========   ===========   ==========

---------------

(a) Revenues are attributed to the United States and International based on customer location.

(b) Long-lived assets include non-current tangible assets of the Company.

  MAJOR CUSTOMERS

     Sales are made primarily through the Company's direct sales force. See discussion of major customers in Note 2.

NOTE 17.  RELATED PARTY TRANSACTIONS

     The Company's short-term investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities, who collectively own more than 40% of the Company's stock. Also, as investments are purchased and sold, a cash balance may be held by this investment firm. At December 31, 2003 and 2002, the cash balance with this investment firm was $326,722 and $8,026, respectively. The maximum balance in the short-term investments and cash accounts during 2003 and 2002 was $525,750 and $3,707,787, respectively.

     Of the total amount of $3,732,713 of convertible notes issued as of December 31 ,2003, convertible notes with an aggregate principal amount of $3,029,531 were owned by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company's stock prior to the acquisition of convertible notes. See Note 5.

                         SERVICEWARE TECHNOLOGIES, INC.

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
Year ended December 31, 2003
  Revenues..................................   $ 2,125,861      $3,072,760      $ 2,730,988     $ 3,581,826
  Gross margin..............................     1,279,868       2,262,922        1,909,320       2,865,646
  Net loss..................................    (1,942,791)       (368,693)        (494,016)       (173,804)
  Net loss per common share, basic and
     diluted................................         (0.08)          (0.02)           (0.02)          (0.01)
Year ended December 31, 2002
  Revenues..................................   $ 2,553,340      $2,943,885      $ 2,186,326     $ 2,474,799
  Gross margin..............................     1,189,696       1,771,660        1,147,845       1,415,248
  Net loss..................................    (1,548,212)       (841,646)      (2,243,513)     (2,191,990)
  Net loss per common share, basic and
     diluted................................         (0.06)          (0.04)           (0.09)          (0.09)

NOTE 19  CONTINGENCIES

     On October 1, 2003, the Company filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania. It is the Company's position that Primus has infringed, contributed to the infringement of and induced infringement of its patents. Primus has denied the Company's allegations and has asserted counterclaims against the Company. The Company also believes that other companies, including direct and indirect competitors, may be infringing its patents. In order to protect or enforce its patent rights, the Company may initiate additional patent litigation suits against third parties, such as infringement suits or interference proceedings. The suit against Primus and any other lawsuits that the Company may file are likely to be expensive, take significant time and divert management's attention from other business concerns. Litigation also places the Company's patents at risk of being invalidated or interpreted narrowly. The Company may also provoke these third parties to assert claims against the Company. Patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving and, consequently, patent positions in the Company's industry are generally uncertain. The Company may not prevail in any of these suits, the damages or other remedies that may be awarded to the Company may not be commercially valuable and the Company could be held liable for damages as a result of counterclaims.

     On January 16, 2004, the Company entered into a release agreement with its prior landlord, Sibro Enterprises, LP ("Sibro"), pursuant to which the Company settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, the Company paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in its 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 125,000 shares of common stock at a purchase price of $0.84 per share. In exchange, the Company mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

NOTE 20.  SUBSEQUENT EVENTS

     On January 30, 2004, the Company secured an additional $7.5 million, net of expenses, in funding to finance its operations and the development of its business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share.

     On February 10, 2004, the Company's convertible notes were converted into common stock as part of the terms of the equity funding. Refer to Note 5.

     On January 26, 2004, the Company granted restricted stock to Kent Heyman and Scott Schwartzman totaling 123,077 and 92,308 shares, respectively. The restrictions on the restricted stock elapse over a two-year period and, as such, deferred compensation totaling approximately $183,000 will be amortized over a two-year period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this Item was previously disclosed in our current report on Form 8-K dated April 15, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) have concluded that, as of the end of the period covered by this report our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that occurred during the fourth quarter of 2003 that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table identifies our current executive officers and directors:

NAME                     AGE                     CAPACITIES IN WHICH SERVED
----                     ---                     --------------------------
Kent Heyman............  48    President, Chief Executive Officer and Director
Scott Schwartzman......  41    Chief Operating Officer, Chief Financial Officer and Treasurer
Thomas Unterberg.......  73    Director
Robert Hemphill,         60    Director
  Jr. .................
Timothy Wallace........  46    Director
Bruce Molloy...........  49    Director

     Kent Heyman joined our board of directors in February 2002. As a Class III director, Mr. Heyman's term as a director will expire in 2006. Mr. Heyman was employed as our president and chief executive officer in September 2001. From June 1996 to December 2000, he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman, a law firm in Fresno, California. Mr. Heyman earned a doctor of law (J.D.) degree from the University of the Pacific's McGeorge School of Law, and received a bachelor's degree from California State University, Fresno.

     Scott Schwartzman has served as our chief financial officer and secretary since February 2003 and our chief operating officer since October 2001. From October 2000 to October 2001, Mr. Schwartzman served as our vice president of global enterprise services. From September 1998 to September 2000, Mr. Schwartzman served as vice president of professional services at Firepond, Inc., a provider of e-business selling solutions. From February 1994 to August 1998, Mr. Schwartzman served in a variety of positions, including director of professional services, for SAP America, an Enterprise Resource Planning (ERP) software company. Prior to his tenure at SAP, Mr. Schwartzman held positions in operations and systems management at Star Dynamic Corporation, Dep Corporation and Revlon Corporation. Mr. Schwartzman received a Bachelor of Science degree in business administration from Syracuse University.

     Robert Hemphill, Jr. has served as a director since June 2001. As a Class I Director, Mr. Hemphill's term in office will expire in 2004. Mr. Hemphill is a co-founder and managing director of Toucan Capital Corp., a private equity and venture capital investment company formed in 1996. Prior to founding Toucan Capital Corp., from 1981 to 1996, Mr. Hemphill co-founded and was employed by AES Corporation, a leading global power company, most recently serving as executive vice president. Mr. Hemphill serves on the board of directors of AES Corporation (an energy production and distribution company), the National Museum of American History (Smithsonian Institute) and on the advisory board of other private companies. Mr. Hemphill received a bachelor's degree from Yale University, a graduate degree in political science from the University of California, Los Angeles and a master's degree in business administration from George Washington University.

     Timothy Wallace joined our board of directors in 1994. As a Class II Director, Mr. Wallace's term in office will expire in 2005. Mr. Wallace currently is the chairman and chief executive officer of Full Tilt Solutions, a business-to-business software company, which he joined in January 2000. Prior to Full Tilt, Mr. Wallace was the president and chief executive officer of Xerox Connect, a network integration technology company from May 1998 through December 1999. From May 1996 until May 1998, Mr. Wallace was the president, chief executive officer and a director of XLConnect Solutions, which he founded. Xerox Connect acquired XLConnect in May 1998. From 1991 to 1996, Mr. Wallace was the vice president of professional services of The Future Now, a national systems integration company. Mr. Wallace received a Bachelor of Science degree in business administration from Indiana University of Pennsylvania and a master's degree in business administration from Miami University of Ohio.

     Thomas Unterberg has served as a director since June 2001. As a Class I Director, Mr. Unterberg's term in office will expire in 2004. Mr. Unterberg is a co-founder and, since June 1989, has served as a chairman of C.E. Unterberg, Towbin, L.P., an investment banking firm. Mr. Unterberg currently serves on the boards of directors of Electronics for Imaging, Inc., PDLD (analytical communications company), Reasoning (an automated software inspection company), Rumson-Fair Haven Bank & Trust Company, and Club One, LLC (a fitness club company). Mr. Unterberg is a graduate of Princeton University and received a master's degree in business administration from the Wharton School, University of Pennsylvania.

     Bruce Molloy has served as a member of our board of directors since July 1999. As a Class III director, Mr. Molloy's term in office will expire in 2006. Mr. Molloy founded the Molloy Group and served as its chief executive officer and chairman of the board from October 1992 until we acquired that company in July 1999. Subsequent to our acquisition of the Molloy Group, Mr. Molloy served as a consultant with us from July 1999 through January 2001. Since October 2002, Mr. Molloy has served as Chief Executive Officer of Connotate Technologies, Inc., a software technology firm. Mr. Molloy is the inventor of the patented Cognitive Processor(R) used in our products. Mr. Molloy received a Bachelor of Arts degree in music and physics from Columbia University.

     None of our executive officers or directors is related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

     Based on our review of the copies of such forms received by us with respect to transactions during 2003, or written representations from reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with on a timely basis except that Thomas Unterberg and C.E. Unterberg Towbin failed to report their acquisition of convertible notes in payment of interest on convertible notes owned by them and their affiliates. Mr. Unterberg has subsequently reported the acquisition of these securities on a Form 5 filed in January 2004. Our board of directors has designated Timothy Wallace as our "audit committee financial expert" and has determined that he is independent within the meaning of the rules of the SEC.

CODE OF ETHICS

     We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.serviceware.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Frank Lauletta, ServiceWare Technologies, Inc., One North Shore Centre, 12 Federal Street, Suite 503, Pittsburgh Pennsylvania 15212. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended December 31, 2003, 2002, and 2001, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, to our chief executive officer and other executive officers during 2003. Such table also indicates all capacities in which they served.

                                                                                     LONG TERM
                                               ANNUAL COMPENSATION              COMPENSATION AWARDS
                                    -----------------------------------------   -------------------
                                                               OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)       OPTIONS (#)
---------------------------  ----   ----------   ---------   ----------------   -------------------
Kent Heyman, president and   2003    226,173          --          1,406                    --
  chief executive            2002    225,000          --          5,500(2)            800,000
  officer(1)                 2001     74,063          --             --               500,000

Scott Schwartzman, chief     2003    189,135       7,500             --               250,000
  operating officer and      2002    175,000      10,000             --               250,000
  chief financial            2001    175,000          --             --               500,000
  officer(3)

---------------

(1) Mr. Heyman commenced employment with us in September 2001, and therefore, the compensation shown for him for 2001 is for the period from September 2001 through December 2001.

(2) Includes contributions by us under our 401(k) Plan.

(3) 50,000 of the options granted to Mr. Schwartzman in 2001 were canceled in September 2002 and reissued with a new price in March 2003.

     None of the individuals listed above received perquisites or personal benefits during any of the years indicated in excess of the lesser of $50,000 or 10% of his annual salary and bonus. The amount of such benefits to all executive officers as a group during any of the years indicated was less than 10% of their aggregate annual salaries and bonuses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our compensation committee currently consists of Thomas Unterberg and Timothy Wallace. Neither of the members of our compensation committee has ever been an officer or employee of our company. None of our executive officers has served or serves as a member of our compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee. There are no, and during 2003 there were no, compensation committee interlocks.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     Under the provisions of Kent Heyman's employment agreement and our executive compensation plan, Mr. Heyman is entitled to a salary of $225,000 per year with a target bonus of $125,000 for 2004. Mr. Heyman can earn up to 150% of the target bonus based on our EBITDA performance during 2004. In addition, Mr. Heyman will be granted options to purchase 800,000 shares of stock with vesting over three years. The employment agreement expires on January 25, 2005, unless sooner terminated. Mr. Heyman is also entitled to participate in all of our standard benefit plans.

     Under the provisions of Scott Schwartzman's employment agreement and our executive compensation plan, Mr. Schwartzman is entitled to a salary of $195,000 per year with a target bonus of $100,000 for 2004. Mr. Schwartzman can earn up to 150% of the target bonus based on our EBITDA performance during 2004 and his individual performance. In addition, Mr. Schwartzman will be granted options to purchase 500,000 shares of stock with vesting over three years. The employment agreement expires on January 25, 2005, unless sooner terminated. Mr. Schwartzman is also entitled to participate in all of our standard benefit plans.

     Under their employment agreements, each of Mr. Heyman and Mr. Schwartzman is entitled to a severance package equal to six months of their base salary if their employment with us is terminated without cause or as a result of a change of control. Additionally, 100% of their annual bonus is automatically payable as a result of a change of control, with 50% paid at the closing of the transaction effecting the change of control and the balance paid at the earlier of nine months after the closing or upon termination as a result of a change of control.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information regarding all stock options granted in the 2003 fiscal year under our stock option plans to our executive officers named in the Summary Compensation Table above.

                                    % OF TOTAL               MARKET                   POTENTIAL REALIZED
                       NUMBER OF     OPTIONS                PRICE OR                   VALUE AT ASSUMED
                       SECURITIES   GRANTED TO                FAIR                  ANNUAL RATES OF STOCK
                       UNDERLYING   EMPLOYEES                VALUE                  PRICE APPRECIATION (1)
                        OPTIONS     IN FISCAL    EXERCISE   ON DATE    EXPIRATION   ----------------------
                        GRANTED        YEAR       PRICE     OF GRANT      DATE         5%          10%
                       ----------   ----------   --------   --------   ----------   ---------   ----------
Kent Heyman..........         0        N/A          N/A        N/A        N/A        $     0     $      0
Scott Schwartzman....   250,000       30.5%       $0.26      $0.26     3/31/2013     $40,878     $103,593

---------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our stock.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table shows aggregate exercises of options during 2003 and the values of options held as of December 31, 2003, by our executive officers named in the Summary Compensation Table above.

                                                             NUMBER OF        VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS
                                                         DECEMBER 31, 2003    DECEMBER 31, 2003 (1)
                          SHARES ACQUIRED     VALUE      EXERCISABLE (E)/       EXERCISABLE (E)/
          NAME            NAME ON EXERCISE   REALIZED    UNEXERCISABLE (U)      UNEXERCISABLE (U)
          ----            ----------------   --------   -------------------   ---------------------
Kent Heyman.............        --             --           1,150,000E              $343,500E
                                                              150,000U              $ 28,500U
Scott Schwartzman.......        --             --             700,000E              $220,500E
                                                              250,000U              $ 66,000U

---------------

(1) Amounts shown are based upon the closing sale price for our common stock on December 31, 2003, which was $0.60 per share.

COMPENSATION OF DIRECTORS

     Our directors do not receive any cash compensation for their services as directors, but we reimburse directors for reasonable and necessary expenses incurred in connection with attendance at meetings of our board of directors and other company business. On March 21, 2002, pursuant to our 2000 Stock Incentive Plan, we granted to each of Messrs. Hemphill, Molloy, Unterberg and Wallace options to purchase 285,000 shares of our common stock, and we granted to Mr. Goodman options to purchase 225,000 shares of our common stock. The exercise price of these options is $0.40 per share, and one-half of the options vest on each of March 21, 2003 and 2004. On October 15, 2003, we granted Mr. Wallace options to purchase 150,000 shares of our common stock. The exercise price of these options is $0.26 per share, and one-half of the options vest on each of October 15, 2004 and 2005.

     From time to time, members of our board of directors have previously been granted options to purchase shares of our common stock. See "Security Ownership of Management and Certain Beneficial Owners" for disclosure of vested options held by each director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 18, 2004 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by each director, by each executive officer, by all executive officers and directors as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

                                                       NUMBER OF SHARES      PERCENT OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)    OUTSTANDING(2)
------------------------------------                 ---------------------   -----------------
(i) Certain Beneficial Owners:
C.E. Unterberg, Towbin Holdings, Inc...............       18,505,618(3)            35.0%
  350 Madison Avenue
  New York, NY 10017

(ii) Directors and executive officers:
Kent Heyman, President, Chief Executive Officer and
  Director.........................................        1,273,077(4)             2.4%
Scott Schwartzman, Chief Operating Officer and
  Chief Financial Officer..........................          967,308(5)             1.8%
Robert Hemphill, Jr., Director.....................          285,000(6)               *
Bruce Molloy, Director.............................        1,724,234(7)             3.3%
Thomas Unterberg, Chairman of the Board............        2,571,033(8)             4.9%
Timothy Wallace, Director..........................          462,700(9)               *

(iii) All directors and executive officers as a
  group (6 persons): ..............................        7,283,352(10)           13.1%

---------------

* Less than 1%.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the person and entities named in the table have sole voting and investment power with respect to all shares.

(2) Applicable percentage of ownership for each holder is based on 52,252,474 shares of common stock outstanding on March 18, 2004, plus any common stock equivalents (convertible securities) and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this report.

(3) Information is based on information provided by the beneficial owner as of March 25, 2004, and assuming no changes in beneficial ownership since that time other than the purchase of shares of our common stock on the open market by C.E. Unterberg, Towbin, LLC as a market maker of our common stock. Includes warrants exercisable for 626,923 shares of our common stock and other shares of our common stock owned by this beneficial owner or its affiliates. The warrants and shares referred to in the preceding sentence are held variously by the following entities with which C.E. Unterberg, Towbin Holdings, Inc. is affiliated: C.E. Unterberg, Towbin, LLC, C.E. Unterberg, Towbin Capital Partners, I, L.P.; C.E. Unterberg, Towbin Private Equity Partners II, L.P.; C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P.; UT Technology Partners I, LP, UT Technology Partners II, LP and UT Technology Fund Ltd. C.E. Unterberg Towbin Holdings, Inc. disclaims beneficial ownership of shares of common stock and warrants owned by Mr. Thomas Unterberg.

(4) Mr. Heyman's shares include 1,150,000 shares of our common stock underlying options which are presently exercisable.

(5) Mr. Schwartzman's shares include 875,000 shares of our common stock underlying options which are presently exercisable.

(6) Mr. Hemphill's shares consist of 285,000 shares of our common stock underlying options which are presently exercisable.

(7) Mr. Molloy's ownership includes 25,000 shares of our common stock owned by Mr. Molloy's wife and 379,125 shares of our common stock underlying options which are presently exercisable.

(8) Information is based on information provided by the beneficial owner as of March 25, 2004, and assumes no changes in beneficial ownership since that time. Includes 1,170,288 shares (including warrants exercisable for 125,000 shares of our common stock) owned by the following entities with respect to which Mr. Unterberg has or shares voting power:
Marjorie and Clarence E. Unterberg Foundation, Inc., Bella and Israel Unterberg
     Foundation, Inc., Ellen U. Celli Family Trust and Emily U. Satloff Family Trust. Mr. Unterberg disclaims beneficial ownership of shares of common stock and warrants owned by C.E. Unterberg Towbin, Holdings, Inc., other entities in which he is a member or partner and their affiliates except as to his proportionate interest in such entities. Excludes 12,500 shares of our common stock owned by Mr. Unterberg's wife, as to which Mr. Unterberg disclaims beneficial ownership.

(9) Mr. Wallace's shares include 462,000 shares of our common stock underlying options which are presently exercisable.

(10) See Notes 4 through 9.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2003:

                                              NUMBER OF           WEIGHTED-            NUMBER OF
                                          SECURITIES TO BE    AVERAGE EXERCISE        SECURITIES
                                             ISSUED UPON          PRICE OF        REMAINING AVAILABLE
                                             EXERCISE OF         OUTSTANDING      FOR FUTURE ISSUANCE
                                             OUTSTANDING          OPTIONS,           UNDER EQUITY
                                          OPTIONS, WARRANTS     WARRANTS AND         COMPENSATION
                                             AND RIGHTS            RIGHTS                PLANS
                                          -----------------   -----------------   -------------------
Equity compensation plans approved by
  security holders......................      5,668,960            $0.4720             4,812,820
Equity compensation plans not approved
  by security holders...................        164,814            $2.7519                   N/A
Total...................................      5,833,774            $0.5365             4,812,820

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We entered into a note purchase agreement on May 6, 2002 with C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P., C.E. Unterberg, Towbin Private Equity Partners II, L.P., certain other entities affiliated with Mr. Unterberg, a member of our board of directors, and other investors pursuant to which we agreed to issue and sell to those investors 10% convertible promissory notes for an aggregate principal amount of $3,000,000. On June 19, 2002, we amended the note purchase agreement to increase the amount of convertible notes issuable to $3,250,000. Of the $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 were acquired by Mr. Unterberg and entities affiliated with him, who collectively owned approximately 20% of our stock prior to the acquisition of convertible notes. The note purchase agreement provided for a maturity date of 18 months from the closing date, interest at 10% per annum, and a conversion price of $0.30 per share. In March 2003, our convertible notes were amended to extend the maturity date to July 15, 2004 and to reduce the conversion price to $0.25 per share. Interest can be paid in cash or additional convertible notes, at our option. On October 31, 2002, April 30, 2003 and October 31, 2003 we issued additional convertible notes in payment of interest due on those dates. The convertible notes were senior unsecured obligations that rank senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinate to all existing and future senior secured indebtedness. All of the convertible notes were converted into common stock in February 2004.

     C. E. Unterberg, Towbin, LLC served as one of the placement agents for us in connection with our private placement of an aggregate of 12,307,692 shares of common stock and warrants to purchase up to an aggregate of 6,153,846 shares of common stock. In connection with the private placement, C. E. Unterberg, Towbin, LLC received a placement fee of $240,000 and agent warrants to acquire 184,615 units, each unit consisting of one share of our common stock and a warrant to purchase an additional one-half share of our common stock. Affiliates of C. E. Unterberg, Towbin, LLC purchased $445,000 of units in the private placement. In addition, entities with respect to which Thomas Unterberg has or shares voting power purchased $162,500 of units in the private placement.

ITEM 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

  AUDIT FEES

     The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $113,550 for the year ended December 31, 2003 and $120,363 for the year ended December 31, 2002.

     The aggregate fees billed by Ernst & Young LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accounting firm in connection with statutory regulatory filings were approximately $22,800 for the year ended December 31, 2002. No such fees were incurred to Ernst & Young LLP in 2003.

  AUDIT-RELATED FEES

     The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above were approximately $3,500 for the year ended December 31, 2003 and $13,884 for the year ended December 31, 2002. The fees in 2003 were attributable to travel expenses related to the audit. The fees in 2002 were attributable to travel expenses related to the audit and S-3 filings.

     The aggregate fees billed by Ernst & Young LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above were approximately $15,233 for the year ended December 31, 2002. These fees primarily related to S-3 filings. No such fees were incurred to Ernst & Young LLP in 2003.

  TAX FEES

     No fees were billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP or Ernst & Young LLP during 2003 or 2002.

  ALL OTHER FEES

     The aggregate fees billed for all other non-audit services rendered by PricewaterhouseCoopers LLP to us were approximately $7,200 for the year ended December 31, 2002. These fees primarily related to the August 28, 2002 tender offer and consultation regarding our stock option plan. No such fees were incurred in 2003.

     The aggregate fees billed for all other non-audit services rendered by Ernst & Young LLP to us were approximately $12,100 for the year ended December 31, 2002. These fees primarily related to revenue recognition consultation. No such fees were incurred in 2003.

     All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must be informed of the non-audit services in advance of the engagement and the audit committee's responsibilities in this regard may not be delegated to management.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     1. Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Part II, Item 8:

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Auditors..............................      33
Report of Independent Auditors..............................      34
Consolidated Balance Sheets.................................      35
Consolidated Statements of Operations.......................      36
Consolidated Statements of Stockholders' Equity.............      37
Consolidated Statements of Cash Flows.......................      39
Notes to Consolidated Financial Statements..................      40

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Third Amended and Restated Certificate of Incorporation of
          the Company(1)
  3.2     Amended and Restated Bylaws of the Company(1)
  4.1     Amended and Restated Registration Rights Agreement dated
          June 2, 2000.(2)
  4.2     Form of 10% Convertible Note dated May 6, 2002.(3)
  4.3     Form of 10% Convertible Note dated June 19, 2002.(3)
  4.4     Registration Rights Agreement dated as of May 6, 2002
          between the Company and the
          purchasers of the 10% Convertible Notes.(3)
  4.5     Amendment to 10% Senior Unsecured Convertible Promissory
          Note(11)
  4.6*    Form of Warrant issued to equity investors as of January 30,
          2004
 10.1     2000 Stock Incentive Plan of the Company.(4)
 10.2     Employee Stock Purchase Plan of the Company.(4)
 10.3     Amended and Restated Stock Option Plan of the Company.(5)
 10.4     Loan Agreements between the Company and certain of our
          officers during the first quarter of 2000.(5)
 10.5     License Agreement and Assignment, each dated July 23, 1999, between the Company and Bruce Molloy.(5)
 10.6I    Master Alliance Agreement, dated June 30, 2000, between the
          Company and Electronic Data Systems Corporation.(6)
 10.7I    Master Software License Agreement, dated June 30, 2000,
          between the Company and Electronic Data Systems
          Corporation.(6)
 10.8     Common Stock Purchase Warrant of the Company in favor of
          Electronic Data Systems Inc.(6)
 10.9     Warrant Purchase Agreement, dated June 2, 2000 between the
          Company and Electronic Data Systems.(6)
 10.10    ServiceWare Technologies, Inc. Change of Control Benefit
          Plan.(7)
 10.11I   Software License and Maintenance Agreement dated December
          13, 2001 between the Company and Cingular Wireless LLC.(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.12    Note Purchase Agreement dated as of May 6, 2002 between the
          Company and the purchasers identified therein.(9)
 10.13    Asset Purchase and Sale Agreement dated August 21, 2002,
          between Maureen R. Gaughan as trustee of the Chapter 7
          Bankruptcy Estate of InfoImage, Inc. and the Company(10)
 10.14    Loan and Security Agreement dated October 16, 2002, between the Company and Comerica Bank -- California.(13)
 10.15    Letter from Comerica Bank dated March 10, 2003(11)
 10.16    Securities Purchase Agreement dated January 30, 2004(12)
 10.17*   Employment Agreement dated January 26, 2004, between Kent
          Heyman and the Company(14)
 10.18*   Employment Agreement dated January 26, 2004, between Scott
          Schwartzman and the Company(14)
 10.19*   Restricted Stock Agreement dated January 26, 2004, between
          Kent Heyman and the Company(14)
 10.20*   Restricted Stock Agreement dated January 26, 2004, between
          Scott Schwartzman and the Company(14)
 10.21*   2004 Executive Compensation Plan for Kent Heyman(14)
 10.22*   2004 Executive Compensation Plan for Scott Schwartzman(14)
 23.1*    Consent of PricewaterhouseCoopers LLP
 23.2*    Consent of Ernst & Young LLP
 24.1*    Power of Attorney (included on signature page hereto).
 31.1*    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
          Officer
 31.2*    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
          Officer
32*       Section 1350 Certifications

---------------

  I Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

 (1) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

 (2) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on August 18, 2000.

 (3) Incorporated by reference to our Registration Statement on Form S-3 filed on June 19, 2002.

 (4) Incorporated by reference to our Registration Statement on Form S-1 filed on March 31, 2000.

 (5) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on April 7, 2000.

 (6) Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 13, 2000.

 (7) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

 (8) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

 (9) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(12) Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2004.

(13) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(14) Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K

  *  Filed herewith.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2003, we filed a current report on Form 8-K on October 30, 2003 to announce earnings for the third quarter 2003.

                                *  *  *  *  *  *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Pittsburgh, Commonwealth of Pennsylvania on March 29, 2004.

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

                 SIGNATURE                                  CAPACITY                       DATE
                 ---------                                  --------                       ----
              /s/ KENT HEYMAN                    President, Principal Executive       March 29, 2004
 ------------------------------------------           Officer and Director
                Kent Heyman

           /s/ SCOTT SCHWARTZMAN                 Chief Financial Officer, Chief       March 29, 2004
 ------------------------------------------     Operating Officer, Secretary and
             Scott Schwartzman                     Principal Financial Officer

             /s/ KELLY BAREFOOT                Controller and Principal Accounting    March 29, 2004
 ------------------------------------------                  Officer
               Kelly Barefoot

            /s/ THOMAS UNTERBERG                            Director                  March 29, 2004
 ------------------------------------------
              Thomas Unterberg

                                                            Director                  March 29, 2004
 ------------------------------------------
              Robert Hemphill

                                                            Director                  March 29, 2004
 ------------------------------------------
                Bruce Molloy

            /s/ TIMOTHY WALLACE                             Director                  March 29, 2004
 ------------------------------------------
              Timothy Wallace