Form 10-Q
period 2004-03-31
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2004-05-13
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        COMMISSION FILE NUMBER 000-30277

                         SERVICEWARE TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                           25-1647861
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

     ONE NORTH SHORE CENTRE, 12 FEDERAL STREET, SUITE 503
                        PITTSBURGH, PA                                          15212
           (Address of Principal Executive Offices)                           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 222-4450

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

         The number of shares of the registrant's common stock outstanding as of the close of business on May 12, 2004 was 52,373,724.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2004
                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

    .   Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003...........         3

    .   Consolidated Statements of Operations for the three months
        ended March 31, 2004 and 2003 (unaudited) ...................................................         4

    .   Consolidated Statements of Stockholders' Equity (deficit) for the three months ended
        March 31, 2004 and 2003 (unaudited)..........................................................         5

    .   Consolidated Statements of Cash Flows for the three months ended
        March 31, 2004 and 2003 (unaudited)..........................................................         7

    .   Notes to Consolidated Financial Statements (unaudited) ......................................         8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................................        11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................        22

ITEM 4.  Controls and Procedures.....................................................................        22

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................        23

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............        23

ITEM 6.  Exhibits and Reports on Form 8-K............................................................        23

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2004           2003
                                                                                        -----------   ------------
                                                                                        (Unaudited)
                                        ASSETS
Current assets
  Cash and cash equivalents                                                             $  6,196        $  1,438
  Short term investments                                                                   1,824               -
   Accounts receivable, less allowance for doubtful accounts of $95 as of March 31,
    2004 and $100 as of December 31, 2003                                                  1,968           3,348
  Other current assets                                                                       312             420
                                                                                        --------        --------
       Total current assets                                                               10,300           5,206
Non current assets
  Purchased technology, net of amortization of $1,860 as of March 31, 2004 and
   $1,848 as of December 31, 2003                                                             21              33
  Property and equipment
    Office furniture, equipment, and leasehold improvements                                1,510           1,510
    Computer equipment                                                                     5,042           5,013
                                                                                        --------        --------
       Total property and equipment                                                        6,552           6,523
    Less accumulated depreciation                                                         (6,020)         (6,002)
                                                                                        --------        --------
  Property and equipment, net                                                                532             521
   Goodwill                                                                                2,324           2,324
                                                                                        --------        --------
       Total long term assets                                                              2,877           2,878
                                                                                        --------        --------
       Total assets                                                                     $ 13,177        $  8,084
                                                                                        ========        ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Revolving line of credit                                                                     -             250
  Accounts payable                                                                           764           1,089
  Accrued compensation and benefits                                                          274             274
  Deferred revenue                                                                         1,975           2,481
  Other current liabilities                                                                  508             530
                                                                                        --------        --------
       Total current liabilities                                                           3,521           4,624
Convertible debt, net of unamortized discount of $980 as of December 31, 2003                 --           2,753
Non current deferred revenue                                                                 503             546
Other non current liabilities                                                                 87              54
                                                                                        --------        --------
       Total liabilities
Commitments and Contingencies                                                              4,111           7,977
Stockholders' equity
  Common stock, $0 01 par; 100,000 shares authorized, 52,583 and 24,684 shares issued and 52,274 and 24,325 shares outstanding as of March 31, 2004 and
   December 31, 2003, respectively                                                           526             247
  Additional paid in capital                                                              82,869          76,433
  Treasury stock, 309 and 359 shares as of March 31, 2004 and December 31, 2003,
   respectively                                                                             (115)           (134)
  Deferred compensation                                                                     (199)              -
  Warrants                                                                                 5,180              46

  Accumulated deficit                                                                    (79,195)        (76,485)
                                                                                        --------        --------
       Total stockholders' equity                                                          9,066             107
                                                                                        --------        --------
       Total liabilities and stockholders' equity                                       $ 13,177        $  8,084
                                                                                        ========        ========

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                  2004              2003
                                                --------          --------
Revenues
  Licenses                                      $    230          $    531
  Services                                         1,607             1,595
                                                --------          --------
    Total revenues                                 1,837             2,126
Cost of revenues
  Cost of licenses                                    64                44
  Cost of services                                   772               802
                                                --------          --------
    Total cost of revenues                           836               846
                                                --------          --------
Gross margin                                       1,001             1,280
Operating expenses
  Sales and marketing                              1,001             1,384
  Research and development                           594               649
  General and administrative                         853               603
  Intangible assets amortization                       -                65
  Restructuring and other special charges              -               (20)
                                                --------          --------
    Total operating expenses                       2,448             2,681
                                                --------          --------
Loss from operations                              (1,447)           (1,401)
Other income (expense)
  Interest expense                                (1,272)             (545)
  Other (net)                                          9                 3
                                                --------          --------
Other expense, net                                (1,263)             (542)
                                                --------          --------
Net loss                                        $ (2,710)         $ (1,943)
                                                ========          ========

Net loss per common share, basic and diluted:   $  (0.06)         $  (0.08)

Shares used in computing per share amounts        49,060            24,131
                                                ========          ========

               See accompanying notes to the financial statements.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                                                      TOTAL
                                              ADDITIONAL                                                          STOCKHOLDERS'
                              COMMON STOCK     PAID IN     TREASURY STOCK      DEFERRED                              EQUITY
                            SHARES   AMOUNT    CAPITAL    SHARES   AMOUNT    COMPENSATION   WARRANTS    DEFICIT     (DEFICIT)
                            ------   ------   ----------  ------   -------   ------------   --------   ---------  -------------
Balance at December 31,     24,325   $ 247     $76,433      359    $ (134)      $    -       $    46   $(76,485)     $   107
  2003
Exercise of warrants and
  stock options                 72       -          24      (50)       19            -             -          -           43
Beneficial conversion
  feature of convertible
  notes                          -       -         233        -         -            -             -          -          233
Issuance of common stock
  and warrants, net of
  $574 of issuance costs    12,308     123       2,273        -         -            -         5,029          -        7,425
Issuance of warrants for
  settlement of lawsuit          -       -           -        -         -            -           105          -          105
Issuance of common stock
  related to note
  conversion                15,354     154       3,685        -         -            -             -          -        3,839
Stock based compensation       215       2         221        -         -         (199)            -          -           24
Net loss                         -       -           -        -         -            -             -     (2,710)      (2,710)
                            ------   -----     -------     ----    ------       ------       -------   --------      -------
Balance at March 31, 2004   52,274   $ 526     $82,869      309    $ (115)      $ (199)      $ 5,180   $(79,195)     $ 9,066
                            ------   -----     -------     ----    ------       ------       -------   --------      -------

               See accompanying notes to the financial statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                                  ACCUMULATED               TOTAL
                                            ADDITIONAL                                               OTHER                 STOCK-
                             COMMON STOCK     PAID IN    TREASURY STOCK     DEFERRED             COMPREHENSIVE             HOLDERS'
                            SHARES  AMOUNT    CAPITAL   SHARES   AMOUNT  COMPENSATION  WARRANTS   (LOSS) GAIN    DEFICIT   EQUITY
                            ------  ------  ----------  ------  -------  ------------  --------  -------------  ---------  -------
Balance at December 31,     24,083  $ 247    $74,184      601   $ (223)     $ (9)      $1,414       $ (37)      $(73,506)  $ 2,070
  2002
Exercise of stock options       63                (8)     (63)      23                                                          15
Amortization of warrants                                                       7                                                 7
Expiration of warrants                           775                                     (775)                                   -
Benefit due to amendment
  of convertible notes                           587                                                                           587
Comprehensive (loss)
  gain:
Currency translation
  adjustment                                                                                           (5)                      (5)
Net loss                                                                                                          (1,943)   (1,943)
                                                                                                                           -------
Total comprehensive loss                                                                                                    (1,948)
                            ------  -----    -------     ----   ------      ----       ------       -----       --------   -------
Balance at March 31, 2003   24,146  $ 247    $75,538      538   $ (200)     $ (2)      $  639       $ (42)      $(75,449)  $   731
                            ======  =====    =======     ====   ======      ====       ======       =====       ========   =======

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   2004               2003
                                                                                 --------           --------
Cash flows from operating activities
Net loss                                                                         $(2,710)           $(1,943)
Adjustments to reconcile net loss to net cash used in operations:
  Non cash items:
    Depreciation                                                                      86                247
    Amortization of intangible assets and warrants                                    12                 85
    Cost of warrants in connection with lease settlement                             105                  -
    Amortization of beneficial conversion feature related to convertible notes     1,162                397
    Amortization of discount on convertible notes                                     50                 46
    Interest expense paid by issuing common stock                                    107                  -
    Stock based compensation                                                          24                  -
    Gain on disposal of equipment                                                     (7)                 -
    Other non cash items                                                               -                 14
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                     1,380               (322)
    Decrease in other assets                                                         108                 79
    Decrease in accounts payable                                                    (325)              (174)
    Decrease in accrued compensation                                                   -                 (9)
    (Decrease) increase in deferred revenue                                         (549)               474
    Decrease in other liabilities                                                     10                 50
                                                                                 -------            -------
Net cash used in operating activities                                               (547)            (1,056)
                                                                                 -------            -------

Cash flows from investing activities
  Purchases of short term investments                                             (1,824)                 -
  Proceeds from sale of assets                                                         1                  -
  Property and equipment acquisitions                                                (59)               (27)
                                                                                 -------            -------
Net cash used in investing activities                                             (1,882)               (27)
                                                                                 -------            -------

Cash flows from financing activities
  Repayments of principal of capital lease obligations                                (8)                (9)
  Repayments of principal of revolving line of credit                               (250)              (800)
  Proceeds from equity funding, net of debt issuance costs                         7,425                  -
  Proceeds from stock option exercises                                                20                 15
                                                                                 -------            -------
Net cash provided by (used in) financing activities                                7,187               (794)
                                                                                 -------            -------

Effect of exchange rate changes on cash                                                -                 (5)

Increase in cash and cash equivalents                                              4,758             (1,882)
Cash and cash equivalents at beginning of period                                   1,438              2,461
                                                                                 -------            -------
Cash and cash equivalents at end of period                                       $ 6,196            $   579
                                                                                 =======            =======

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                         $     3            $     2
                                                                                 =======            =======

Supplemental disclosures of non-cash investing and financing activities:
    Conversion of convertible debt and accrued interest to common stock            3,839                  -
    Adjustment to beneficial conversion feature for convertible notes                233                587
    Expiration of warrants                                                             -                775
    Exercise of warrants by bank                                                      23                  -
    Issuance of warrants                                                           5,134                  -
    Assets acquired under capital lease obligation                                    32                  -

               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1. ORGANIZATION OF THE COMPANY

         ServiceWare, Technologies, Inc. (the "Company") is a provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Pennsylvania, the Company sells its products throughout the United States and Europe.

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

         The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $79,195,000 at March 31, 2004, incurred a net loss of approximately $2,979,000 and $2,710,000 and had negative cash flows from operations of approximately $953,000 and $547,000 for the year ended December 31, 2003 and three months ended March 31, 2004, respectively, and may incur additional losses throughout the remainder of 2004. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2004 operations through cash the Company expects to generate from operations and cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.

NOTE 2. UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited balance sheet as of March 31, 2004 and related unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003, unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 and the unaudited consolidated statement of stockholders' equity for the three months ended March 31, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         The short term investments are held in an account with an investment firm that is related to a Director of the Company and his affiliated entities.

STOCK BASED COMPENSATION

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), provided the Company discloses the proforma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25.

         The following proforma disclosure presents the Company's net loss and loss per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

                                                                For the three months ended March 31,
                                                                 2004                            2003
                                                              ---------                       ---------
                                                              (in thousands, except per share amounts)
   Net loss from continuing operations, as reported           $ (2,710)                       $ (1,943)
   Add back stock based compensation expense included in
    reported net loss                                               24                             --
   Deduct total stock based compensation expense under SFAS
    No. 123                                                        (75)                           (435)
                                                              --------                        --------
   Adjusted net loss                                          $ (2,761)                       $ (2,378)
                                                              ========                        ========

   Weighted average shares used to calculate basic and
    diluted loss per share                                      49,060                          24,131
                                                              ========                        ========

Net loss per share                                            $  (0.06)                       $  (0.10)
                                                              ========                        ========

         The average fair value of the options granted is estimated at $0.75 during first three months of 2004 and $0.27 during first three months of 2003, on the date of grant using the Black-Scholes pricing model.

         The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

NOTE 4. DEBT

CREDIT FACILITIES

         In October 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank - California (the

"Bank"). The agreement provided for a revolving line of credit and a term loan. The term loan expired on October 16, 2003. Borrowings under the line of credit accrued interest at the Bank's prime rate plus 1.5%, which was 5.5% at December 31, 2003. Borrowings under the loan agreement were collateralized by essentially all of the Company's tangible and intangible assets. At December 31, 2003, the Company had outstanding borrowings of $250,000 under the revolving line of credit, which were repaid in January 2004, at which time, the agreement terminated. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share with a 10-year term. The warrant includes assignability to the Bank's affiliates, antidilution protection and a net exercise provision. In addition, the Bank can require the Company to repurchase the warrant for $69,000 after a change of control. The warrant is treated as consideration for the agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and has been amortized to interest expense over the life of the agreement. As the warrant contains a put option, the warrant value was accrued as a liability and not recorded as equity. The Bank exercised the warrant on a cashless, net value basis in March 2004 and was issued 21,250 shares of common stock.

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

         The convertible notes were originally to mature 18 months from the closing date, bore interest at 10% per annum, and were originally convertible at any time at the option of the holder, into shares of the Company's common stock at a conversion price of $0.30 per share. Interest was to be paid in cash or additional convertible notes, at the option of the Company. The convertible notes were senior unsecured obligations that ranked senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinate to all existing and future senior secured indebtedness. While the notes were outstanding, the Company was restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

         In accordance with EITF 00-27, Application of EITF Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments, the Company recognized in 2002 a beneficial conversion feature ("BCF") in the aggregate amount of $2,225,000 as the difference between the market value of the Company's common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors' transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt in the 2002 consolidated balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction, which is also recorded as a discount on debt in the 2002 consolidated balance sheet. The aggregate discount was being amortized as interest expense over the 18 month term of the convertible notes.

         On March 31, 2003, the noteholders agreed to an amendment to the original notes. The amendment reduced the conversion price from $0.30 per share to $0.25 per share and extended the term of the notes until July 15, 2004.

         On October 31, 2003, April 30, 2003 and October 31, 2002, interest payments were due on the convertible notes and were paid by issuing additional convertible notes in the amounts of $177,748, $169,284 and $135,681, respectively. These additional convertible notes had the same terms as the amended convertible notes. The Company recognized additional BCF of $232,672 and $906,799 in 2004 and 2003, respectively, as a result of the amendment of the notes and payment of interest with additional convertible notes.

         On February 10, 2004, all of the notes were converted into common stock as part of the terms of an equity funding. Additional interest of $105,760 was paid in shares of stock in connection with the conversion.

NOTE 5. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED MARCH 31,
                                                        2004              2003
                                                     ---------         ---------
Numerator:
  Net loss                                           $ (2,710)         $ (1,943)
Denominator:
  Denominator for basic and diluted earnings per
   share -weighted average shares                      49,060            24,131
                                                     ========          ========

Basic and diluted net loss per share:                $  (0.06)         $  (0.08)

         Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 12,445,965 and 19,448,294 shares as of March 31, 2004 and 2003, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect.

NOTE 6. COMPREHENSIVE INCOME

         Comprehensive income consists of net income adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income. The calculation of comprehensive income follows (in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                  2004               2003
                                                --------           --------
  Net loss                                      $(2,710)           $(1,943)
  Foreign Currency Translation gains (losses)         -                 (5)
                                                -------            -------
Comprehensive loss                              $(2,710)           $(1,948)

         Unrealized gains/losses on short term investments are de minimus.

NOTE 7. SEGMENT INFORMATION

The Company has one business segment.

                THREE MONTHS ENDED MARCH 31,
                  2004               2003
Revenue (a)
United States   $  1,732           $  1,683
International        105                443
                --------           --------
Total           $  1,837           $  2,126
                ========           ========

(a) Revenues are attributed to the United States and International based on customer location.

NOTE 8. CAPITAL STOCK

         On January 30, 2004, the Company secured an additional $7.4 million, net of expenses, in funding to finance its operations and the development of its business. The funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share.

NOTE 9. CONTINGENCIES

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

         The ServiceWare Enterprise suite is comprised of the following software products:

ServiceWare Self-Service(TM):   This product is a Web-based, self-service
                                product designed for use by an organization's customers, partners and employees.

ServiceWare Agent(TM):          This product is designed for use by Level-1
                                agents or for any company that needs to provide a complete agent workstation knowledge management center.

ServiceWare Professional(TM):   This product is designed for use by customer
                                service, sales and field service personnel.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, and (iii) the valuation of intangible assets and goodwill. For additional discussion of our critical accounting estimates, see our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2003.

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

         We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 6% of total revenues in the first three months of 2004 and 21% in the first three months of 2003. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

COST OF REVENUES

         Cost of license revenues consists primarily of the expenses related to royalties, the cost of the media on which our product is delivered, product fulfillment costs and amortization of purchased technology. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, fees for sub-contractors, and the costs associated with maintaining our customer support site.

OPERATING COSTS

         We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one time charges, including restructuring costs, are presented separately as restructuring and other special charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of the Molloy Group in 1999. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other special charges consist of costs incurred in connection with prior restructurings.

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                            THREE MONTHS ENDED MARCH 31,
                                              2004                2003
                                            -------             -------
Revenues
  Licenses                                    12.5%               25.0%
  Services                                    87.5                75.0
                                            ------              ------
    Total revenues                           100.0               100.0
Cost of revenues
  Cost of licenses                             3.5                 2.1
  Cost of services                            42.0                37.7
                                            ------              ------
    Total cost of revenues                    45.5                39.8
                                            ------              ------
Gross margin                                  54.5                60.2
Operating expenses
  Sales and marketing                         54.5                65.1
  Research and development                    32.4                30.5
  General and administrative                  46.4                28.3
  Intangible assets amortization               0.0                 3.1
  Restructuring and other special charges      0.0                (0.9)
    Total operating expenses                 133.3               126.1
                                            ------              ------
Loss from operations                         (78.8)              (65.9)
Other expense, net                           (68.7)              (25.5)
                                            ------              ------
Net loss                                    (147.5)%             (91.4)%
                                            ======              ======

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

         Total revenues decreased 13.6% to $1.8 million in first quarter 2004 from $2.1 million in first quarter 2003. License revenues decreased 56.6% to $0.2 million in first quarter 2004 from $0.5 million in first quarter 2003; the decrease resulting primarily from a reduction in the number of new customers sold. The average license revenue recognized from sales to new customers was $112,000 down 21.1% from $142,000 in first quarter 2003, and the average license revenue from existing customers was $38,000 in first quarter 2004 down 28.3% from $53,000 in first quarter 2003. There was only one new license sale to customers in first quarter 2004 compared to four in the first quarter 2003, and the number of sales of additional licenses to existing customers increased to three in first quarter 2004 from two in first quarter 2003.

Service revenues remained consistent at $1.6 million in first quarter 2004 and first quarter 2003.

COST OF REVENUES

         Cost of revenues remained consistent at $0.8 million in first quarter 2004 and first quarter 2003. Cost of revenues as a percentage of revenues increased to 45.5% from 39.8% as a consequence of our lower revenues, resulting in a gross margin of 54.5% for the first quarter 2004 compared to 60.2% for first quarter 2003.

         Cost of license revenues increased to $64,000 in first quarter 2004 from $44,000 in first quarter 2003. Cost of license revenues as a percentage of revenues increased to 3.5% from 2.1%. The increase in the cost of license revenues was primarily attributable to prepaid product royalties to third parties being fully utilized in 2003.

         Cost of service revenues decreased 3.7% in first quarter 2004 from first quarter 2003. Cost of service revenues as a percentage of revenues increased to 42.1% from 37.7% as a consequence of our lower revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased 27.7% to $1.0 million, or 54.5% of revenues, in first quarter 2004 from $1.4 million, or 65.1% of revenues, in first quarter 2003. The decrease is primarily attributable to the closing of an office in the United Kingdom in July 2003 as well as a reduction in sales commission expense.

Research and Development. Research and development expenses decreased 8.4% in first quarter 2004 from first quarter 2003. Research and development expenses as a percentage of revenues increased to 32.4% from 30.5% as a consequence of our lower revenues.

General and Administrative. General and administrative expenses increased 41.6% to $0.9 million, or 46.4% of revenues in first quarter 2004 from $0.6 million, or 28.3% of revenues in first quarter 2003. Increases resulted from the accrual of an executive bonus plan put into place for 2004 and warrants granted as part of the rent settlement discussed in the Legal Proceedings item in this 10-Q.

Intangible Assets Amortization. There was no intangible assets amortization recorded in first quarter 2004 compared to $65,000 or 3.1% of revenues in first quarter 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other special charges. There were no special charges recorded in first quarter 2004. The $20,000 credit in the first quarter 2003 was due to changes in estimates related to restructuring charges taken in 2001.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. First quarter 2004 results reflect a net expense of $1.3 million or 68.7% of revenues compared to a net expense of $0.5 million or 25.5% of revenues in first quarter 2003. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of terms of the equity funding obtained in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

         We incurred a net loss of $2.7 million in first three months of 2004. Over the past three years, we have taken substantial measures to reduce our costs and we believe that we have improved our chances of achieving profitability in 2004 if we are able to increase our revenues.

         Net cash used for operating activities in the first three months of 2004 is principally the result of our net loss reduced by non-cash expense items. The net cash used for operating activities was only $547,000 due to the large amount of non-cash items.

         Net cash used in investing activities in the first three months of 2004 is primarily due to the purchase of short term investments.

         Net cash provided by financing activities was $7,187,000 in the first three months of 2004, which is primarily due to the proceeds from the equity funding reduced by the repayment of a borrowing under our revolving line of credit, which is now terminated.

         As of March 31, 2004, we had $8.0 million in cash and cash equivalents. In January 2004, we received proceeds of $7.4 million, net of expenses, to finance our operations and the development of our business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share. In February 2004, our convertible notes were converted into common stock as part of terms of the equity funding.

         Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows . We believe that we have the ability to do so and plan to fund 2004 operations through operating revenue and cash balances.

         If we require additional financing, there can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of new equity or equity-related securities that we may be required to issue may be greater than it otherwise would be. As a result, our stockholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company.

RELATED PARTY TRANSACTIONS

         Our short-term investments are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 40% of our stock. Also, as investments are purchased and sold, a cash balance may be held by this investment firm. At March 31, 2004, the cash balance with this investment firm was $7,849,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by any forward-looking statements contained in this Form 10-Q or the results indicated or projected by our historical results.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

         Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of March 31, 2004, we had an accumulated deficit of $79.2 million. We have not achieved profitability on a quarterly or annual basis to date and incurred a net loss of $2.7 million in first quarter 2004. If revenues do not significantly increase, our losses will continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

         We have historically required substantial amounts of capital to fund our business operations. Despite efforts to reduce our cost structure, we have continued to experience negative cash flow from operations in 2004. We may not attain break-even cash flow from operations at any particular time in the future, or at all.

         Although we presently have adequate cash resources for our near term needs, our ability to continue as a business in our present form will ultimately depend on our ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. From time to time, we consider and discuss various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan as needed. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

OUR CASH FLOW MAY NOT BE SUFFICIENT TO PERMIT REPAYMENT OF ANY FUTURE DEBT WHEN DUE.

         Although we do not have any outstanding debt other than trade debt incurred in the ordinary course of business, we may need to, in the future, raise additional money through bank financing or debt instruments. Our ability to retire or to refinance any future indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity and some or all of our indebtedness may have to be refinanced. If we are unable to refinance our debt or if additional financing is not available on acceptable terms, or at all, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

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

         We manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down between a low of $1.8 million in first quarter 2004 and a high of $3.6 million in fourth quarter 2003.

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

WE CURRENTLY HAVE ONE CORE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         ServiceWare's knowledge management solution, ServiceWare Enterprise and ServiceWare Express, include our ServiceWare Self-Service, ServiceWare Professional, ServiceWare Agent and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

         Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents could be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if successful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.

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

         On October 1, 2003, we filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania. It is our position that Primus has infringed, contributed to the infringement of and induced infringement of our patents. Primus has denied our allegations and has asserted counterclaims against us. We also believe that other companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may initiate additional patent litigation suits against third parties, such as infringement suits or interference proceedings. The suit against Primus and any other lawsuits that we may file are likely to be expensive, take significant time and divert management's attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. We may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

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

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET.

         As of May 5, 2003, our common stock was delisted from The Nasdaq Stock Market and began trading on the OTC Bulletin Board maintained by the National Association of Securities Dealers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 6% in the first three months of 2004 and 7% in fiscal 2003, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

         Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Since we no longer have any debt, we are not currently subject to material interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

    a. Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer
         (CEO) and chief financial officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

    b. Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On January 30, 2004, we issued 12,307,692 shares of common stock resulting in aggregate proceeds of $8.0 million before costs of the transaction. In addition to the shares of common stock received by the purchasers, the purchasers received warrants to purchase an additional 6,153,846 shares of common stock at $.72 per share, subject to adjustment from time to time for stock splits, stock dividends, distributions or similar transactions. The warrants are exercisable at any time before January 30, 2009. The shares of common stock were issued to 50 accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D thereunder. In connection with the transaction, we paid compensation of $480,000 and issued warrants to purchase 369,230 units at $.65 per unit (each unit consisting of one share of our common stock and a warrant to purchase one-half of an additional share of common stock at $.72 per share). The compensation was divided equally between C.E. Unterberg, Towbin, LLC and Emerging Growth Equities, Ltd., who served as our agents in connection with the private placement.

         As of February 10, 2004, the 12 holders of our previously issued convertible notes converted their notes into 15,353,868 shares of our common stock as a requirement of the private placement of equity securities described above. The conversion price was $.25 per share based on the terms of the convertible notes as amended. The exchange of convertible notes for shares of common stock was exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.1      Form of Warrant issued to equity investors as of January 30, 2004 (1)

10.1     Securities Purchase Agreement dated January 30, 2004 (2)

10.2 Employment Agreement dated January 26, 2004, between Kent Heyman and the Company (1)

10.3 Employment Agreement dated January 26, 2004, between Scott Schwartzman and the Company (1)

10.4 Restricted Stock Agreement dated January 26, 2004, between Kent Heyman and the Company (1)

10.5 Restricted Stock Agreement dated January 26, 2004, between Scott Schwartzman and the Company (1)

10.6     2004 Executive Compensation Plan for Kent Heyman (1)

10.7     2004 Executive Compensation Plan for Scott Schwartzman (1)

31.1     Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive
         Officer

31.2     Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial
         Officer

32.      Section 1350 Certifications

(1) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2004.

(b)      Reports on Form 8-K

We filed a Form 8-K on January 21, 2004 to report the Company's projected results of operations for the year ended December 31, 2004.

We filed a Form 8-K on January 28, 2004 to report the Company's results of operations for the quarter and year ended December 31, 2003.

We filed a Form 8-K on February 2, 2004 to report the Company's private placement of equity securities on January 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SERVICEWARE TECHNOLOGIES, INC.

Date: May 13, 2004                              By: /s/ SCOTT SCHWARTZMAN
                                                    ----------------------------
                                                    Scott Schwartzman
                                                    Principal Financial Officer