Form 10-Q
period 2004-06-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2004-08-03
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         The number of shares of the registrant's common stock outstanding as of the close of business on July 30, 2004 was 52,507,667.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2004
                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
ITEM 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
         December 31, 2003................................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (unaudited).........................  4

         Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2004 and 2003 (unaudited).........................  5

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2004 and 2003 (unaudited)...............................  7

         Notes to Consolidated Financial Statements (unaudited) ..........  8

ITEM 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk... 24

ITEM 4.      Controls and Procedures...................................... 24

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................ 25

ITEM 6. Exhibits and Reports on Form 8-K.................................. 25

                          PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                           JUNE 30,       DECEMBER 31,
                                                                                             2004            2003
                                                                                         -----------      ------------
                                                                                         (Unaudited)
                                        ASSETS
Current assets
   Cash and cash equivalents                                                                $  1,669       $  1,438
   Short term investments                                                                      4,799              -
   Accounts receivable, less allowance for doubtful accounts of $95 as of June 30,
     2004 and $100 as of December 31, 2003                                                     4,669          3,348
   Other current assets                                                                          254            420
                                                                                            --------       --------
            Total current assets                                                              11,391          5,206
Non current assets
   Property and equipment
     Office furniture, equipment, and leasehold improvements                                  1,510          1,510
     Computer equipment                                                                       4,736          5,013
                                                                                            --------       --------
            Total property and equipment                                                       6,246          6,523
   Less accumulated depreciation                                                              (5,741)        (6,002)
                                                                                            --------       --------
   Property and equipment, net                                                                   505            521
   Long term investments                                                                         999              -
   Other non-current assets                                                                       69             33
   Goodwill                                                                                    2,324          2,324
                                                                                            --------       --------
            Total long term assets                                                             3,897          2,878
                                                                                            --------       --------
            Total assets                                                                    $ 15,288       $  8,084
                                                                                            ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving line of credit                                                                        -            250
   Accounts payable                                                                            1,063          1,089
   Accrued compensation and benefits                                                             449            274
   Deferred revenue                                                                            3,124          2,481
   Other current liabilities                                                                     886            530
                                                                                            --------       --------
            Total current liabilities                                                          5,522          4,624
Convertible debt, net of unamortized discount of $980 as of December 31, 2003                      -          2,753
Non current deferred revenue                                                                     380            546
Other non current liabilities                                                                     78             54
                                                                                            --------       --------
            Total liabilities                                                                  5,980          7,977
Commitments and Contingencies
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 52,689 and 24,684 shares issued and 52,506 and 24,325 shares outstanding as of June 30, 2004 and December 31, 2003,
     respectively                                                                                 526            247
   Additional paid in capital                                                                  83,190         76,433
   Treasury stock, 184 and 359 shares as of June 30, 2004 and December 31, 2003,
     respectively                                                                                (68)          (134)
   Deferred compensation                                                                        (236)             -
   Warrants                                                                                    4,936             46
   Unrealized loss on investments                                                                 (8)             -
   Accumulated deficit                                                                       (79,032)       (76,485)
                                                                                            --------       --------
            Total stockholders' equity                                                         9,308            107
                                                                                            --------       --------
            Total liabilities and stockholders' equity                                      $ 15,288       $  8,084
                                                                                            ========       ========



              See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   2004           2003           2004           2003
                                                 --------       --------       --------       --------
Revenues
   Licenses                                      $  2,309       $  1,001       $  2,540       $  1,532
   Services                                         1,578          2,072          3,184          3,667
                                                 --------       --------       --------       --------
      Total revenues                                3,887          3,073          5,724          5,199
Cost of revenues
   Cost of licenses                                    80             67            144            111
   Cost of services                                   927            743          1,699          1,545
                                                 --------       --------       --------       --------
      Total cost of revenues                        1,007            810          1,843          1,656
                                                 --------       --------       --------       --------
Gross margin                                        2,880          2,263          3,881          3,543
Operating expenses
   Sales and marketing                              1,539          1,206          2,541          2,590
   Research and development                           633            428          1,228          1,078
   General and administrative                         557            486          1,409          1,088
   Intangible assets amortization                       -             65              -            130
   Restructuring and other special charges              -              -              -            (20)
                                                 --------       --------       --------       --------
      Total operating expenses                      2,729          2,185          5,178          4,866
                                                 --------       --------       --------       --------
Income (loss) from operations                         151             78         (1,297)        (1,323)
Other income (expense)
   Interest expense                                    (4)          (445)        (1,275)          (989)
   Other (net)                                         16             (2)            25              1
                                                 --------       --------       --------       --------
Other income (expense), net                            12           (447)        (1,250)          (988)
                                                 --------       --------       --------       --------
Net income (loss)                                $    163       $   (369)      $ (2,547)      $ (2,311)
                                                 ========       ========       ========       ========

Net income (loss) per common share, basic        $   0.00       $  (0.02)      $  (0.05)      $  (0.10)
Net income (loss) per common share, diluted      $   0.00       $  (0.02)      $  (0.05)      $  (0.10)

Shares used in computing per share amounts:
Basic                                              52,165         24,171         50,613         24,151
                                                 ========       ========       ========       ========
Diluted                                            54,191         24,171         50,613         24,151
                                                 ========       ========       ========       ========




               See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                               ADDITIONAL                            DEFERRED
                                           COMMON STOCK         PAID IN        TREASURY STOCK      COMPENSATION
                                        SHARES      AMOUNT      CAPITAL      SHARES       AMOUNT     AND OTHER     WARRANTS
                                       --------    --------    ----------   --------     --------  ------------    --------
Balance at December 31, 2003             24,325    $    247    $ 76,433          359     $   (134)    $      -     $     46
Exercise of warrants and stock               72           -          24          (50)          19            -            -
options
Beneficial conversion feature of              -           -         233            -            -            -            -
convertible notes
Issuance of common stock and             12,308         123       2,517            -            -            -        4,785
warrants, net of $574 of issuance
costs
Issuance of warrants for settlement           -           -           -            -            -            -          105
of lawsuit
Issuance of common stock related to      15,354         154       3,685            -            -            -            -
note conversion
Stock based compensation                    322           2         295            -            -         (273)           -
Net loss                                      -           -           -            -            -            -            -
                                       --------    --------    --------     --------     --------     --------     --------
Balance at March 31, 2004                52,381    $    526    $ 83,187          309     $   (115)    $   (273)    $  4,936
Exercise of stock options                   111           -           8         (111)          41            -            -
Issuance of stock under Employee
Stock Purchase Plan                          14           -           2          (14)           6            -            -
Stock issuance costs related to the           -           -          (7)           -            -            -            -
Jan-04 equity funding
Stock based compensation                      -           -           -            -            -           37            -

Comprehensive (loss) gain:
Unrealized loss on short term                 -           -           -            -            -            -            -
investments
Net income                                    -           -           -            -            -            -            -

Total comprehensive (loss) gain               -           -           -            -            -            -            -
                                       --------    --------    --------     --------     --------     --------     --------
Balance at June 30, 2004                 52,506    $    526    $ 83,190          184     $    (68)    $   (236)    $  4,936
                                       ========    ========    ========     ========     ========     ========     ========


                                           OTHER
                                       COMPREHENSIVE                 TOTAL
                                        (LOSS) GAIN    DEFICIT       EQUITY
                                       -------------   --------     --------
Balance at December 31, 2003               $     -     $(76,485)    $    107
Exercise of warrants and stock                   -            -           43
options
Beneficial conversion feature of                 -            -          233
convertible notes
Issuance of common stock and                     -            -        7,425
warrants, net of $574 of issuance
costs
Issuance of warrants for settlement              -            -          105
of lawsuit
Issuance of common stock related to              -            -        3,839
note conversion
Stock based compensation                         -            -           24
Net loss                                         -       (2,710)      (2,710)
                                          --------     --------     --------
Balance at March 31, 2004                 $      -     $(79,195)    $  9,066
Exercise of stock options                        -            -           49
Issuance of stock under Employee
Stock Purchase Plan                              -            -            8
Stock issuance costs related to the              -            -           (7)
Jan-04 equity funding
Stock based compensation                         -            -           37

Comprehensive (loss) gain:
Unrealized loss on short term                   (8)           -           (8)
investments
Net income                                       -          163          163
                                          --------     --------     --------

Total comprehensive (loss) gain                 (8)         163          155
                                          --------     --------     --------
Balance at June 30, 2004                  $     (8)    $(79,032)    $  9,308
                                          ========     ========     ========




















































                                                              ADDITIONAL                               DEFERRED
                                           COMMON STOCK        PAID IN         TREASURY STOCK       COMPENSATION
                                        SHARES      AMOUNT     CAPITAL       SHARES       AMOUNT      AND OTHER    WARRANTS
                                       --------    --------   ----------    --------     --------   ------------   --------
Balance at December 31, 2002             24,083    $    247    $ 74,184          601     $   (223)    $     (9)    $  1,414
Exercise of stock options                    63           -          (8)         (63)          23            -            -
Adjustment to BCF for amendment to            -           -         587            -            -            -            -
notes
Amortization of warrants                      -           -           -            -            -            7            -
Expiration of warrants                        -           -         775            -            -            -         (775)
Comprehensive loss:
Currency translation adjustment               -           -           -            -            -            -            -
Net loss                                      -           -           -            -            -            -            -

Total comprehensive loss                      -           -           -            -            -            -            -
                                       --------    --------    --------     --------     --------     --------     --------
Balance at March 31, 2003                24,146    $    247    $ 75,538          538     $   (200)    $     (2)    $    639
Expiration of warrants                        -           -         559            -            -            -         (559)
Issuance of stock under Employee
Stock Purchase Plan                          80           -         (10)         (80)          30            -            -
Amortization of warrants                      -           -           -            -            -            2            -
Comprehensive (loss) gain:
Currency translation adjustment               -           -           -            -            -            -            -
Net loss                                      -           -           -            -            -            -            -

Total comprehensive (loss) gain               -           -           -            -            -            -            -
                                       --------    --------    --------     --------     --------     --------     --------
Balance at June 30, 2003                 24,226    $    247    $ 76,087          458     $   (170)         $ -     $     80
                                       ========    ========    ========     ========     ========     ========     ========


                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE                 TOTAL
                                         (LOSS)GAIN    DEFICIT       EQUITY
                                       -------------   --------     --------
Balance at December 31, 2002              $    (37)    $(73,506)    $  2,070
Exercise of stock options                        -            -           15
Adjustment to BCF for amendment to               -            -          587
notes
Amortization of warrants                         -            -            7
Expiration of warrants                           -            -            -
Comprehensive loss:
Currency translation adjustment                 (5)           -           (5)
Net loss                                         -       (1,943)      (1,943)
                                          --------     --------     --------
Total comprehensive loss                        (5)      (1,943)      (1,948)
                                          --------     --------     --------
Balance at March 31, 2003                 $    (42)    $(75,449)    $    731
Expiration of warrants                           -            -            -
Issuance of stock under Employee
Stock Purchase Plan                              -            -           20
Amortization of warrants                         -            -            2
Comprehensive (loss) gain:
Currency translation adjustment                  1            -            1
Net loss                                         -         (369)        (369)
                                          --------     --------     --------
Total comprehensive (loss) gain                  1         (369)        (368)
                                          --------     --------     --------
Balance at June 30, 2003                  $    (41)    $(75,818)    $    385
                                          ========     ========     ========

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                       2004           2003
                                                                                      -------       -------
Cash flows from operating activities
Net loss                                                                              $(2,547)      $(2,311)
Adjustments to reconcile net loss to net cash used in operations:
   Non cash items:
      Depreciation                                                                        167           452
      Amortization of intangible assets and warrants                                       25           165
      Cost of warrants in connection with lease settlement                                105             -
      Amortization of beneficial conversion feature related to convertible notes        1,162           717
      Amortization of discount on convertible notes                                        50            69
      Interest expense paid by issuing convertible notes                                    -           169
      Interest expense paid by issuing common stock                                       107             -
      Stock based compensation                                                             61             -
      Gain on disposal of equipment                                                        (7)            -
      Other non cash items                                                                 (8)           14
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                  (1,321)         (924)
      Decrease in other assets                                                            166           240
      Increase in other non-current assets                                                (61)            -
      Decrease in accounts payable                                                        (26)          (50)
      Increase (decrease) in accrued compensation                                         175           (38)
      Increase in deferred revenue                                                        477           565
      Increase (decrease) in other liabilities                                            387           (99)
                                                                                      -------       -------
Net cash used in operating activities                                                  (1,088)       (1,031)
                                                                                      -------       -------

Cash flows from investing activities
   Purchases of short term investments                                                 (5,798)            -
   Proceeds from sale of assets                                                             1             -
   Property and equipment acquisitions                                                   (112)          (26)
                                                                                      -------       -------
Net cash used in investing activities                                                  (5,909)          (26)
                                                                                      -------       -------

Cash flows from financing activities
   Repayments of principal of capital lease obligations                                   (16)          (19)
   Repayments of principal of revolving line of credit                                   (250)         (800)
   Proceeds from equity funding, net of debt issuance costs                             7,418             -
   Proceeds from stock option exercises                                                    76            35
                                                                                      -------       -------
Net cash provided by (used in) financing activities                                     7,228          (784)
                                                                                      -------       -------

Effect of exchange rate changes on cash                                                     -            (5)

Increase (decrease) in cash and cash equivalents                                          231        (1,846)
Cash and cash equivalents at beginning of period                                        1,438         2,461
                                                                                      -------       -------
Cash and cash equivalents at end of period                                            $ 1,669       $   615
                                                                                      =======       =======

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                             $     6       $     8
                                                                                      =======       =======

Supplemental disclosures of non-cash investing and financing activities:
     Conversion of convertible debt and accrued interest to common stock                3,839             -
     Adjustment to beneficial conversion feature for convertible notes                    233           587
     Expiration of warrants                                                                 -         1,334
     Exercise of warrants by bank                                                          23             -
     Issuance of warrants                                                               5,134             -
     Assets acquired under capital lease obligation                                        32             -





               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

     The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $79,032,000 at June 30, 2004, incurred a net loss of approximately $2,547,000 and had negative cash flows from operations of approximately $1,088,000 for the six months ended June 30, 2004, respectively. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund the remainder of 2004 and 2005 operations through cash the Company expects to generate from operations and cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.

NOTE 2. UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited balance sheet as of June 30, 2004 and related unaudited consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 and the unaudited consolidated statement of stockholders' equity for the six months ended June 30, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

RESTRICTED CASH

     The Company has included $61,000 of restricted cash in other non-current assets.

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

     The short term investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities and consist of commercial notes.

STOCK BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended by SFAS No. 148. SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), provided the Company discloses the proforma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25.

     The following proforma disclosure presents the Company's net income (loss) and loss per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        2004           2003           2004           2003
                                                      --------       --------       --------       --------
                                                                          (in thousands)

   Net income (loss) from continuing operations,      $    163       $   (369)      $ (2,547)      $ (2,311)
as reported
   Add back stock based compensation expense                37              -            129              -
included in net income (loss)
   Deduct total stock based compensation expense          (201)          (436)          (368)          (871)
     under SFAS No. 123
                                                      --------       --------       --------       --------
   Adjusted net (loss)                                      (1)          (805)        (2,786)        (3,182)
                                                      ========       ========       ========       ========

Weighted average shares used to calculate basic         52,165         24,171         50,613         24,151
and dilutive loss per share

Net loss per share                                    $   0.00       $  (0.03)      $  (0.06)      $  (0.13)


     The average fair value of the options granted was $0.58 during the first six months of 2004 and $0.27 during first six months of 2003, on the date of grant using the Black-Scholes pricing model.

     The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years.

RECLASSIFICATIONS

     Certain reclassifications have been made for comparative purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which deferred the effective date for an indefinite period with the exception of the disclosure provision.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any variable interest entities.

     The Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 had no impact on the Company's results of operations.

NOTE 4. DEBT

CREDIT FACILITIES

     In October 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank - California (the "Bank"). The agreement provided for a revolving line of credit and a term loan. The term loan expired on October 16, 2003. Borrowings under the line of credit accrued interest at the Bank's prime rate plus 1.5%, which was 5.5% at December 31, 2003. Borrowings under the loan agreement were collateralized by essentially all of the Company's tangible and intangible assets. At December 31, 2003, the Company had outstanding borrowings of $250,000 under the revolving line of credit, which were repaid in January 2004, at which time, the agreement terminated. The Company has not pursued obtaining any further credit facility at this time. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share with a 10-year term. The warrant included assignability to the Bank's affiliates, anti-dilution protection and a net exercise provision. In addition, the Bank had the right to require the Company to repurchase the warrant for $69,000 after a change of control. The warrant was treated as consideration for the loan agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and was amortized to interest expense over the life of the agreement. As the warrant contains a put option, the warrant value was accrued as a liability and not recorded as equity. The Bank exercised the warrant on a cashless, net value basis in March 2004 and was issued 21,250 shares of common stock.

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

     The convertible notes were originally to mature 18 months from the closing date, bore interest at 10% per annum, and were originally convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $0.30 per share. Interest was to be paid in cash or additional convertible notes, at the option of the Company. The convertible notes were senior unsecured obligations that ranked senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinate to all existing and future senior secured indebtedness. While the notes were outstanding, the Company was restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.

     In accordance with EITF 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments, the Company recognized in 2002 a beneficial conversion feature ("BCF") in the aggregate amount of $2,225,000 as the difference between the market value of the Company's common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors' transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt in the 2002 consolidated balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction, which was also recorded as a discount on debt in the 2002 consolidated balance sheet. The aggregate discount was being amortized as interest expense over the 18 month term of the convertible notes.

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

NOTE 5. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            2004           2003           2004          2003
                                           --------      --------       --------       --------
                                                            (in thousands)
Numerator:
   Net income (loss)                       $    163      $   (369)      $ (2,547)      $ (2,311)

Denominator:
   Denominator for basic earnings per
      share -weighted average shares         52,165        24,171         50,613         24,151

Denominator for dilutive earnings per        54,191        24,171         50,613         24,151
      share -weighted average shares

Basic net income (loss) per share:         $   0.00      $  (0.02)      $  (0.05)      $  (0.10)

Dilutive net income (loss) per share:      $   0.00      $  (0.02)      $  (0.05)      $  (0.10)

     Dilutive securities include options and warrants, if converted. Potentially dilutive securities totaling 15,887,140 and 19,863,150 shares as of June 30, 2004 and 2003, respectively, were excluded from historical basic and diluted loss per share because of their anti-dilutive effect, for the six months ended June 30, 2004 and 2003, and the three months ended June 30, 2003.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholders' equity that are excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in thousands):

                                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                   2004          2003          2004          2003
                                                  -------       -------       -------       -------

Net income (loss)                                $   163       $  (369)      $(2,547)      $(2,311)

Unrealized loss on short term investments             (8)            -            (8)            -

Foreign currency translation gains (losses)            -             1             -            (4)
                                                 -------       -------       -------       -------
Comprehensive income (loss)                      $   155       $  (368)      $(2,555)      $(2,315)

NOTE 7.  SEGMENT INFORMATION

The Company has one business segment.

                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                         2004            2003            2004            2003
                       ------          ------          ------          ------
Revenue (a)
United States          $3,675          $2,952          $5,406          $4,635
International             212             121             318             564
                       ------          ------          ------          ------
Total                  $3,887          $3,073          $5,724          $5,199
                       ======          ======          ======          ======


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

NOTE 9. CONTINGENCIES

     On October 1, 2003, the Company filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania. It is the Company's position that Primus has infringed, contributed to the infringement of and induced infringement of its patents. Primus has denied the Company's allegations and has asserted counterclaims against the Company. The Company also believes that other companies, including direct and indirect competitors, may be infringing its patents. In order to protect or enforce its patent rights, the Company may initiate additional patent litigation suits against third parties, such as infringement suits or interference proceedings. The suit against Primus and any other lawsuits that the Company may file are likely to be expensive, take significant time and divert management's attention from other business concerns. Litigation also places the Company's patents at risk of being invalidated or interpreted narrowly. Any lawsuits may also provoke these third parties to assert claims against the Company. Patent law relating to the scope of claims in the technology fields in which the Company operates is still evolving and, consequently, patent positions in the Company's industry are generally uncertain. The Company may not prevail in any of these suits, the damages or other remedies that may be awarded to the Company may not be commercially valuable and the Company could be held liable for damages as a result of counterclaims.

     On January 16, 2004, the Company entered into a release agreement with its prior landlord, Sibro Enterprises, LP ("Sibro"), pursuant to which the Company settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, the Company paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in its 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 125,000 shares of common stock at a purchase price of $0.84 per share. In exchange, the parties mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q ("Form 10-Q").

     Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" beginning on page 17 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

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

     The ServiceWare Enterprise suite is comprised of the following software products:

         --------------------------------------- ------------------------------
         ServiceWare Self-Service(TM):           This product is a Web-based,
                                                 self-service product designed
                                                 for use by an organization's
                                                 customers, partners and
                                                 employees.
         --------------------------------------- ------------------------------
         ServiceWare Agent(TM):                  This product is designed for
                                                 use by Level-1 agents or for
                                                 any company that needs to
                                                 provide a complete agent
                                                 workstation knowledge
                                                 management center.
         --------------------------------------- ------------------------------
         ServiceWare Professional(TM):           This product is designed for
                                                 use by customer service, sales
                                                 and field service personnel.
         --------------------------------------- ------------------------------
         ServiceWare Architect(TM):              This product is designed for
                                                 quality assurance managers
                                                 and system administrators.
         --------------------------------------- ------------------------------


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

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 6% of total revenues in the first six months of 2004 and 11% in the first six months of 2003. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    2004           2003            2004            2003
                                                  ------         ------          ------          ------
Revenues
   Licenses                                         59.4%          32.6%           44.4%           29.5%
   Services                                         40.6           67.4            55.6            70.5
                                                  ------         ------          ------          ------
      Total revenues                               100.0          100.0           100.0           100.0
Cost of revenues
   Cost of licenses                                  2.1            2.2             2.5             2.1
   Cost of services                                 23.8           24.2            29.7            29.8
                                                  ------         ------          ------          ------
      Total cost of revenues                        25.9           26.4            32.2            31.9
                                                  ------         ------          ------          ------
Gross margin                                        74.1           73.6            67.8            68.1
Operating expenses
   Sales and marketing                              39.6           39.3            44.4            49.8
   Research and development                         16.3           13.9            21.5            20.7
   General and administrative                       14.3           15.8            24.6            20.9
   Intangible assets amortization                      -            2.1               -             2.5
   Restructuring and other special charges             -              -               -            (0.4)
                                                  ------         ------          ------          ------
      Total operating expenses                      70.2           71.1            90.5            93.5
                                                  ------         ------          ------          ------
Income (loss) from operations                        3.9            2.5           (22.7)          (25.4)
Other income (expense), net                          0.3          (14.5)          (21.8)          (19.0)
                                                  ------         ------          ------          ------
Net income (loss)                                    4.2%         (12.0)%         (44.5)%         (44.4)%
                                                  ======         ======          ======          ======

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

     Total revenues increased 26.5% to $3.9 million in second quarter 2004 from $3.1 million in second quarter 2003. License revenues increased 130.7% to $2.3 million in second quarter 2004 from $1.0 million in second quarter 2003; the increase resulting primarily from an increase in the number of new customers sold. The average license revenue recognized from sales to new customers was $152,000 down 12.1% from $173,000 in second quarter 2003, and the average license revenue from existing customers was $126,000 in second quarter 2004 up 137.7% from $53,000 in second quarter 2003. There were 15 license sales to new customers, including ten license sales by resellers and outsourcers, in second quarter 2004 compared to two in the second quarter 2003, and the number of sales of additional licenses to existing customers decreased to three in second quarter 2004 from nine in second quarter 2003.

     Service revenues decreased 23.8% to $1.6 million in second quarter 2004 from $2.1 million in second quarter 2003. The decrease was primarily due to the fact that there was one large services effort in second quarter 2003, which consisted of 66% of the services revenue for the quarter.

COST OF REVENUES

     Cost of revenues increased 24.3% to $1.0 million in second quarter 2004 from $0.8 million in second quarter 2003. The increase is primarily attributable to a 37.5% increase in headcount hired in 2004 for special services projects booked with existing customers. Cost of revenues as a percentage of revenues decreased to 25.9% from 26.4% as a consequence of our higher revenues, resulting in a gross margin of 74.1% for the second quarter 2004 compared to 73.6% for second quarter 2003.

     Cost of license revenues increased to $80,000 in second quarter 2004 from $67,000 in second quarter 2003. Cost of license revenues as a percentage of revenues decreased to 2.1% from 2.2%. The increase in the cost of license revenues was primarily attributable to the royalty payments that are a result of the license sales to new customers.

     Cost of service revenues increased 24.8% in second quarter 2004 from second quarter 2003. The increase was primarily attributable to a 37.5% increase in headcount hired in 2004 for special services projects booked with existing customers, which are expected to generate revenues in future periods. Cost of service revenues as a percentage of revenues decreased to 23.8% from 24.2% as a consequence of our higher revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased 27.6% to $1.5 million, or 39.6% of revenues, in second quarter 2004 from $1.2 million, or 39.3% of revenues, in second quarter 2003. The increase is primarily attributable to sales commissions paid to resellers as well as commissions due to company salespeople on the higher quarterly revenue.

Research and Development. Research and development expenses increased 47.9% to $0.6 million in second quarter 2004 from $0.4 million in second quarter 2003. The increase is primarily attributable to an increase in the number of third party development resources used.

General and Administrative. General and administrative expenses increased 14.6% to $0.6 million, or 14.3% of revenues in second quarter 2004 from $0.5 million, or 15.8% of revenues in second quarter 2003. Increases resulted from stock based compensation recorded for the issuance of restricted stock to executives and the hiring of in-house legal counsel and a director of human resources.

Intangible Assets Amortization. There was no intangible assets amortization recorded in second quarter 2004 compared to $65,000 or 2.1% of revenues in second quarter 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other special charges. There were no special charges recorded in second quarters 2004 or 2003.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Second quarter 2004 results reflect net other income of $12,000 or 0.3% of revenues compared to a net expense of $0.4 million or 14.5% of revenues in second quarter 2003. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock as a part of the equity funding in first quarter 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

     Total revenues increased 10.1% to $5.7 million in the first six months of 2004 from $5.2 million in the first six months of 2003. License revenues increased 65.8% to $2.5 million in the first six months of 2004 from $1.5 million in the first six months of 2003; the increase resulting primarily from an increase in the number of total deals sold. The average license revenue recognized from sales to new customers was $150,000 up 10.3% from $136,000 in the first six months of 2003, and the average license revenue from existing customers was $96,000 in the first six months of 2004 up 81.1% from $53,000 in the first six months of 2003. There were 16 license sales to new customers, including ten license sales by resellers and outsourcers, in the first six months of 2004 compared to seven in the first six months of 2003.

Service revenues decreased 13.2% to $3.2 million in the first six months of 2004 from $3.7 million in the first six months of 2003. The decrease was primarily due to the fact that there was one large services effort in the first six months of 2003, which consisted of 54% of the services revenue.

COST OF REVENUES

     Cost of revenues increased 11.3% to $1.8 million in the first six months of 2004 from $1.7 million in the first six months of 2003. The increase is primarily attributable to a 37.5% increase in headcount hired in 2004 for special services projects booked with existing customers. Cost of revenues as a percentage of revenues increased to 32.2% from 31.9%, resulting in a gross margin of 67.8% for the first six months of 2004 compared to 68.1% for the first six months of 2003.

     Cost of license revenues increased to $144,000 in the first six months of 2004 from $111,000 in the first six months of 2003. The increase in the cost of license revenues was primarily attributable to the royalty payments due as a result of the license sales to new customers.

     Cost of service revenues increased 10.0% to $1.7 million in the first six months of 2004 from $1.5 million in the first six months of 2003. The increase was primarily attributable to a 37.5% increase in headcount from 16 to 22. The increase of headcount was necessary due to 2004 bookings of substantial fixed fee services projects, for which revenues are to be recognized in future periods. Cost of service revenues as a percentage of revenues decreased to 29.7% from 29.8%.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased 1.9% to $2.5 million, or 44.4% of revenues in the first six months of 2004 from $2.6 million, or 49.8% of revenues in the first six months of 2003. The decrease is primarily attributable to sales commissions paid to resellers as well as commissions due to company salespeople on the higher revenue offset by the closing of an overseas sales office in July 2003.

Research and Development. Research and development expenses increased 13.9% to $1.2 million in the first six months of 2004 from $1.1 million in the first six months of 2003. The increase is primarily attributable to an increase in the number of third party development resources used.

General and Administrative. General and administrative expenses increased 29.5% to $1.4 million, or 24.6% of revenues in the first six months of 2004 from $1.1 million, or 20.9% of revenues in the first six months of 2003. The increase is primarily attributable to stock based compensation recorded for the issuance of restricted stock to executives as well as bonuses paid to executives in the first six months of 2004.

Intangible Assets Amortization. There was no intangible assets amortization recorded in the first six months of 2004 compared to $130,000 or 2.5% of revenues in the first six months of 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other special charges. There were no special charges recorded in the first six months of 2004. The $20,000 credit recorded in the first six months of 2003 represents a change in estimate to the restructuring charge recorded in 2001.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Results for the first six months of 2004 reflect a net expense of $1.2 million or 21.8% of revenues compared to a net expense of $1.0 million or 19.0% of revenues in the first six months of 2003. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock as a part of the equity funding in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our cash requirements primarily through private placements of preferred stock and common stock, our initial public offering, and incurrence of debt.

     We incurred a net loss of $2.5 million in the first six months of 2004. Over the past three years, we have taken substantial measures to reduce our costs and we believe that we have improved our chances of achieving profitability in 2004 if we are able to maintain our revenues at second quarter 2004 levels or above.

     Net cash used for operating activities in the first six months of 2004 is principally the result of our net loss reduced by non-cash expense items. The net cash used for operating activities was $1.1 million.

     Net cash used in investing activities in the first six months of 2004 is primarily due to the purchase of short term investments.

     Net cash provided by financing activities was $7.2 million in the first six months of 2004, which is primarily due to the proceeds from the equity funding reduced by the repayment of a borrowing under our revolving line of credit, which is now terminated.

     As of June 30, 2004, we had $7.5 million in cash and cash equivalents. In January 2004, we received proceeds of $7.4 million, net of expenses, to finance our operations and the development of our business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share. In February 2004, our convertible notes were converted into common stock as part of terms of the equity funding.

     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and continue to achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund 2004 operations through operating revenue and cash balances.

     If we require additional financing, there can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of new equity or equity-related securities that we may be required to issue may be greater than it otherwise would be. Under those circumstances, our stockholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company.

RELATED PARTY TRANSACTIONS

     Our short-term investments are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 40% of our stock. At June 30, 2004, cash and investments totaling $7,112,000 are with this investment firm.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. On November 7, 2003, the FASB issued FASB Staff Position No. 150-3, which deferred the effective date for an indefinite period with the exception of the disclosure provision.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any variable interest entities.

     The Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 had no impact on the Company's results of operations.

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

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     Our limited operating history in our current line of business and the uncertain nature of the markets in which we compete make it difficult or impossible to predict future results of operations. As of June 30, 2004, we had an accumulated deficit of $79.0 million. We have just achieved profitability on a quarterly basis for the first time in second quarter 2004, but have incurred a net loss of $2.5 million in the first six months of 2004. If revenues do not continue at or above second quarter 2004 levels, our losses may continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

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

WE MAY NOT SUCCEED IN ATTRACTING AND RETAINING THE PERSONNEL WE NEED FOR OUR BUSINESS AND WE HAVE A SMALL SENIOR MANAGEMENT TEAM.

     Our business requires the employment of highly skilled personnel, especially experienced software developers. The inability to recruit and retain experienced software developers in the future could result in delays in developing new versions of our software products or could result in the release of deficient software products. Any such delays or defective products would likely result in lower sales. We may also experience difficulty in hiring and retaining sales personnel, product managers and professional services employees. Our senior management team consists of only three individuals. The loss of any of these officers could have an adverse effect on our operations, business, and prospects and our ability to carry out our business plan. We do not maintain key man life insurance on our officers.

A SIGNIFICANT PERCENTAGE OF OUR PRODUCT DEVELOPMENT IS PERFORMED BY A THIRD PARTY INTERNATIONALLY, THE LOSS OF WHICH COULD SUBSTANTIALLY HARM OUR PRODUCT DEVELOPMENT EFFORTS.

     A significant percentage of our product development work, and some of our implementation services, is performed by a third-party development organization located in Minsk, Belarus. Unpredictable developments in the political, economic and social conditions in Belarus, or our failure to maintain or renew our business relationship with this organization on terms similar to those which exist currently, could reduce or eliminate product development and implementation services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered, and our business could be seriously harmed.

IT IS DIFFICULT TO DRAW CONCLUSIONS ABOUT OUR FUTURE PERFORMANCE BASED ON OUR PAST PERFORMANCE DUE TO SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     We manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down between a low of $1.8 million in first quarter 2004 and a high of $3.9 million in second quarter 2004.

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

WE CURRENTLY HAVE ONE CORE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     ServiceWare's knowledge management solution, ServiceWare Enterprise, includes our ServiceWare Self-Service, ServiceWare Professional, ServiceWare Agent and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

     Our customers generally use our products together with products from other companies. As a result, when problems occur in a customer's systems, it may be difficult to identify the source of the problem. Even when our products do not cause these problems, they may cause us to incur significant warranty and repair costs, divert the attention of our technical personnel from our product development efforts and cause significant customer relations problems.

IF THIRD PARTIES CEASE TO PROVIDE OPEN PROGRAM INTERFACES FOR THEIR CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE, IT WILL BE DIFFICULT TO INTEGRATE OUR SOFTWARE WITH THEIRS. THIS MAY DECREASE THE ATTRACTIVENESS OF OUR PRODUCTS.

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including CRM software sold by Clarify/Amdocs, Remedy, Peregrine, and Siebel Systems. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs' interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult, or impossible, and could delay or prevent our products' integration with future systems. Inadequate integration with other vendors' products could make our products less desirable and could lead to lower sales.

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

WE HAVE INITIATED A PATENT INFRINGEMENT LAWSUIT AGAINST ONE OF OUR COMPETITORS, PRIMUS KNOWLEDGE SOLUTIONS, INC., AND WE MAY INITIATE ADDITIONAL LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS. LAWSUITS MAY BE EXPENSIVE AND, DEPENDING ON THE VERDICT, WE MAY LOSE SOME, IF NOT ALL, OF OUR INTELLECTUAL PROPERTY RIGHTS, AND THIS MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKET.

     On October 1, 2003, we filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania. It is our position that Primus has infringed, contributed to the infringement of and induced infringement of our patents. Primus has denied our allegations and has asserted counterclaims against us. We also believe that other companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may initiate additional patent litigation suits against third parties, such as infringement suits or interference proceedings. The suit against Primus and any other lawsuits that we may file are likely to be expensive, may take significant time and could divert management's attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

THE SUCCESS OF OUR SOFTWARE PRODUCTS DEPENDS ON ITS ADOPTION BY OUR CUSTOMERS' EMPLOYEES. IF THESE EMPLOYEES DO NOT ACCEPT THE IMPLEMENTATION OF OUR PRODUCTS, OUR CUSTOMERS MAY FAIL TO RENEW THEIR SERVICE CONTRACTS AND WE MAY HAVE DIFFICULTY ATTRACTING NEW CUSTOMERS.

     The effectiveness of ServiceWare Enterprise depends in part on widespread adoption and use of our software by our customers' customer service personnel and on the quality of the solutions they generate. Resistance to our software by customer service personnel and an inadequate development of the knowledge base may make it more difficult to attract new customers and retain old ones.

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

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS.

     As knowledge management and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet addressing issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for knowledge management services and, therefore, the market for our products and services. Additionally, Internet security issues could deter customers from using the Internet for certain transactions or from implementing customer support websites.

     The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a violation of the Telecommunications Act's information and content provisions are currently unsettled. The imposition of potential liability upon us and other software and service providers for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that this new legislation and the Communications Decency Act could expose companies involved in Internet liability, which could limit the growth of Internet usage and, therefore, the demand for knowledge management solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

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

SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 52,507,667 shares of our common stock are outstanding. Virtually all of these shares will be freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act and that are not registered for resale under our prospectus. The shares of our common stock owned by our affiliates and not registered for resale under our prospectus are restricted securities, as that term is defined in Rule 144, and may in the future be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.

OUR MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR ACTIONS.

     Our officers and directors, who in the aggregate directly or indirectly control more than 40% of our outstanding common stock and voting power, control us. These stockholders collectively will likely be able to control our management policy, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and elect our board of directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 6% in the first six months of 2004 and 7% in fiscal 2003, and all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

b. Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    We have asserted claims for tortious interference with contract, trade defamation, and common law and statutory unfair competition against Primus. Specifically, we have alleged, upon information and belief, that Primus has engaged in a pattern of conduct designed to harm our reputation, interfere with our existing and prospective business relations, and secure an unfair advantage in the marketplace by making false and disparaging statements related to our customers and prospective customers.

    The lawsuit is currently in the discovery phase with a trial not expected before summer of 2005.

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

                              SERVICEWARE TECHNOLOGIES, INC.



Date:  August 3, 2004                           By:  /s/ SCOTT SCHWARTZMAN
                                                   ---------------------------
                                                Scott Schwartzman
                                                 Principal Financial Officer