Form 10-Q
period 2004-09-30
SERVICEWARE TECHNOLOGIES INC/ PA
filed 2004-11-08
CIK 1062606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      The number of shares of the registrant's common stock outstanding as of the close of business on November 4, 2004 was 52,507,667.

                         SERVICEWARE TECHNOLOGIES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2004
                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

     .   Consolidated Balance Sheets as of September 30, 2004 (unaudited)
         and December 31, 2003.......................................................................        3

     .   Consolidated Statements of Operations for the three and nine months
         ended September 30, 2004 and 2003 (unaudited) ..............................................        4

     .   Consolidated Statements of Stockholders' Equity for the nine months
         ended September 30, 2004 and 2003 (unaudited)...............................................        5

     .   Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003 (unaudited).....................................................        6

     .   Notes to Consolidated Financial Statements (unaudited) .....................................        7

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...       12

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk..............................       24

ITEM 4.      Controls and Procedures.................................................................       24

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................................................       24

ITEM 6. Exhibits ....................................................................................       25

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           2004             2003
                                                                                       -------------     ------------
                                        ASSETS

Current assets
   Cash and cash equivalents                                                             $  2,739          $  1,438
   Short term investments                                                                   5,030                 -
   Accounts receivable, less allowance for doubtful accounts of $95 as of September
     30, 2004 and  $100 as of December 31, 2003                                             3,560             3,348
   Other current assets                                                                       299               420
                                                                                         --------          --------
            Total current assets                                                           11,628             5,206
Non current assets
   Property and equipment
      Office furniture, equipment, and leasehold improvements                               1,510             1,510
      Computer equipment                                                                    4,785             5,013
                                                                                         --------          --------
            Total property and equipment                                                    6,295             6,523
      Less accumulated depreciation                                                        (5,813)           (6,002)
                                                                                         --------          --------
   Property and equipment, net                                                                482               521
   Long term investments                                                                      997                 -
   Other non-current assets                                                                    61                33
   Goodwill                                                                                 2,324             2,324
                                                                                         --------          --------
            Total long term assets                                                          3,864             2,878
                                                                                         --------          --------
            Total assets                                                                 $ 15,492          $  8,084
                                                                                         ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Revolving line of credit                                                                     -               250
   Accounts payable                                                                         1,313             1,089
   Accrued compensation and benefits                                                          312               274
   Deferred revenue                                                                         2,972             2,481
   Other current liabilities                                                                  915               530
                                                                                         --------          --------
            Total current liabilities                                                       5,512             4,624
Convertible debt, net of unamortized discount of $980 as of December 31, 2003                   -             2,753
Non current deferred revenue                                                                  363               546
Other non current liabilities                                                                  70                54
                                                                                         --------          --------
            Total liabilities                                                               5,945             7,977
Commitments and Contingencies
Stockholders' equity
   Common stock, $0.01 par; 100,000 shares authorized, 52,690 and 24,684 shares issued and 52,508 and 24,325 shares outstanding as of September 30, 2004 and December
      31, 2003, respectively                                                                  526               247
   Additional paid in capital                                                              83,190            76,433
   Treasury stock, 182 and 359 shares as of September 30, 2004 and December 31, 2003,
     respectively                                                                             (67)             (134)
   Deferred compensation                                                                     (199)                -
   Warrants                                                                                 4,936                46
   Accumulated other comprehensive loss                                                        (8)                -
   Accumulated deficit                                                                    (78,831)          (76,485)
                                                                                         --------          --------
            Total stockholders' equity                                                      9,547               107
                                                                                         --------          --------
            Total liabilities and stockholders' equity                                   $ 15,492          $  8,084
                                                                                         ========          ========

               See accompanying notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                2004                    2003          2004                  2003
                                              --------                --------      --------              --------
Revenues
   Licenses                                   $  1,605                $  1,194      $  4,144              $  2,725
   Services                                      2,368                   1,537         5,553                 5,205
                                              --------                --------      --------              --------
      Total revenues                             3,973                   2,731         9,697                 7,930
                                              --------                --------      --------              --------
Cost of revenues
   Cost of licenses                                116                      72           260                   183
   Cost of services                              1,493                     750         3,192                 2,295
                                              --------                --------      --------              --------
      Total cost of revenues                     1,609                     822         3,452                 2,478
                                              --------                --------      --------              --------
Gross margin                                     2,364                   1,909         6,245                 5,452
Operating expenses
   Sales and marketing                           1,137                   1,068         3,678                 3,657
   Research and development                        387                     339         1,615                 1,417
   General and administrative                      660                     537         2,070                 1,625
   Intangible assets amortization                    -                      16             -                   147
   Restructuring and other special (income)          -                       -             -                   (20)
                                              --------                --------      --------              --------
      Total operating expenses                   2,184                   1,960         7,363                 6,826
                                              --------                --------      --------              --------
Income (loss) from operations                      180                     (51)       (1,118)               (1,374)
Other income (expense)
   Interest expense                                 (2)                   (443)       (1,276)               (1,432)
   Other (net)                                      23                       -            48                     -
                                              --------                --------      --------              --------
Other income (expense), net                         21                    (443)       (1,228)               (1,432)
                                              --------                --------      --------              --------
Net income (loss)                             $    201                $   (494)     $ (2,346)             $ (2,806)
                                              ========                ========      ========              ========

Net income (loss) per common share, basic     $   0.00                $  (0.02)     $  (0.05)             $  (0.12)
Net income (loss) per common share, diluted   $   0.00                $  (0.02)     $  (0.05)             $  (0.12)

Shares used in computing per share amounts:
Basic                                           52,186                  24,226        51,141                24,176
                                              ========                ========      ========              ========
Diluted                                         53,165                  24,226        51,141                24,176
                                              ========                ========      ========              ========

              See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                     ADDITIONAL                        DEFERRED
                                   COMMON STOCK       PAID IN      TREASURY STOCK    COMPENSATION
                                  SHARES   AMOUNT     CAPITAL     SHARES   AMOUNT      AND OTHER
                                  ------   -------   ----------   ------   ------    ------------
Balance at December 31, 2003      24,325   $   247    $ 76,433       359   $ (134)     $      -
Exercise of warrants and stock
options                              185         -          32      (163)      61             -
Beneficial conversion feature
of convertible notes                   -         -         233         -        -             -
Issuance of common stock and
warrants, net of $574 of
issuance costs                    12,308       123       2,510         -        -             -
Issuance of warrants for
settlement of lawsuit                  -         -           -         -        -             -
Issuance of common stock
related to note conversion        15,354       154       3,685         -        -             -
Stock based compensation             322         2         295         -        -          (199)
Issuance of stock under
Employee Stock Purchase Plan          14         -           2       (14)       6             -
Comprehensive loss:
Unrealized loss on short term
investments                            -         -           -         -        -             -
Net loss                               -         -           -         -        -             -

Total comprehensive loss
                                  ------   -------    --------    ------   ------      --------
Balance at September 30, 2004     52,508   $   526    $ 83,190       182   $  (67)     $   (199)
                                  ======   =======    ========    ======   ======      ========

                                              ACCUMULATED
                                                 OTHER                          TOTAL
                                             COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                  WARRANTS       LOSS           DEFICIT        EQUITY
                                  --------   -------------    -----------   -------------
Balance at December 31, 2003      $     46     $      -        $(76,485)      $    107
Exercise of warrants and stock
options                                  -            -               -             93
Beneficial conversion feature
of convertible notes                     -            -               -            233
Issuance of common stock and
warrants, net of $574 of
issuance costs                       4,785            -               -          7,418
Issuance of warrants for
settlement of lawsuit                  105            -               -            105
Issuance of common stock
related to note conversion               -            -               -          3,839
Stock based compensation                 -            -               -             98
Issuance of stock under
Employee Stock Purchase Plan             -            -               -              8
Comprehensive loss:
Unrealized loss on short term
investments                              -           (8)              -             (8)
Net loss                                 -            -          (2,346)        (2,346)
                                               --------        --------       --------
Total comprehensive loss                             (8)         (2,346)        (2,354)
                                  --------     --------        --------       --------
Balance at September 30, 2004     $  4,936     $     (8)       $(78,831)      $  9,547
                                  ========     ========        ========       ========


                                                     ADDITIONAL                        DEFERRED
                                   COMMON STOCK       PAID IN      TREASURY STOCK    COMPENSATION
                                  SHARES   AMOUNT     CAPITAL     SHARES   AMOUNT      AND OTHER
                                  ------   -------   ----------   ------   ------    ------------
Balance at December 31, 2002      24,083   $   247    $ 74,184       601   $ (223)     $     (9)
Exercise of stock options             63         -          (8)      (63)      23             -
Adjustment to Beneficial
Conversion Feature for
amendment to notes                     -         -         587         -        -             -
Amortization of warrants               -         -           -         -        -             9
Expiration of warrants                 -         -       1,368         -        -             -
Issuance of stock under
Employee Stock Purchase Plan          80         -         (10)      (80)      30             -
Comprehensive income (loss):
Currency translation adjustment        -         -           -         -        -             -
Net loss                               -         -           -         -        -             -

Total comprehensive income (loss)      -         -           -         -        -             -
                                  ------   -------    --------    ------   ------      --------
Balance at September 30, 2003     24,226   $   247    $ 76,121       458   $ (170)     $      -
                                  ======   =======    ========    ======   ======      ========

                                              ACCUMULATED
                                                 OTHER                          TOTAL
                                             COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                  WARRANTS   INCOME (LOSS)      DEFICIT        EQUITY
                                  --------   -------------    -----------   -------------
Balance at December 31, 2002      $  1,414     $    (37)       $(73,506)      $  2,070
Exercise of stock options                -            -               -             15
Adjustment to Beneficial
Conversion Feature for
amendment to notes                       -            -               -            587
Amortization of warrants                 -            -               -              9
Expiration of warrants              (1,368)           -               -              -
Issuance of stock under
Employee Stock Purchase Plan             -            -               -             20
Comprehensive income (loss):
Currency translation adjustment          -           37               -             37
Net loss                                 -            -          (2,806)        (2,806)
                                               --------        --------       --------
Total comprehensive income (loss)        -           37          (2,806)        (2,769)
                                  --------     --------        --------       --------
Balance at September 30, 2003     $     46          $ -        $(76,312)      $    (68)
                                  ========     ========        ========       ========

               See accompanying notes to the financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2004                   2003
                                                                                   --------               --------
Cash flows from operating activities
Net loss                                                                           $(2,346)               $(2,806)
Adjustments to reconcile net loss to net cash provided in (used in) operations:
   Non cash items:
      Depreciation                                                                     240                    650
      Amortization of intangible assets and warrants                                    33                    194
      Cost of warrants in connection with settlement of lawsuit                        105                      -
      Amortization of beneficial conversion feature related to convertible notes     1,162                  1,037
      Amortization of discount on convertible notes                                     50                     92
      Interest expense paid by issuing convertible notes                                 -                    169
      Write-off cumulative translation adjustment                                        -                     37
      Interest expense paid by issuing common stock                                    107                      -
      Stock based compensation                                                          98                      -
      Gain on disposal of equipment                                                     (7)                     -
      Other non cash items                                                              (8)                    14
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (212)                (1,177)
      Decrease (increase) in other assets                                              121                   (153)
      Increase (decrease) in accounts payable                                          224                   (399)
      Increase in accrued compensation                                                  38                     48
      Increase in deferred revenue                                                     308                  1,055
      Increase in other liabilities                                                    416                    112
                                                                                   -------                -------
Net cash provided by (used in) operating activities                                    329                 (1,177)
                                                                                   -------                -------
Cash flows from investing activities
   Purchases of investments                                                         (6,027)                     -
   Proceeds from sale of short term investments                                          -                    500
   Proceeds from sale of assets                                                          1                      -
   Increase in restricted cash                                                         (61)                     -
   Property and equipment acquisitions                                                (163)                   (49)
                                                                                   -------                -------
Net cash (used in) provided by investing activities                                 (6,250)                   451
                                                                                   -------                -------
Cash flows from financing activities
   Repayments of principal of capital lease obligations                                (24)                   (28)
   Repayments of principal of revolving line of credit                                (250)                  (800)
   Proceeds from borrowings under revolving line of credit                               -                    250
   Proceeds from equity funding, net of issuance costs                               7,418                      -
   Proceeds from stock option exercises                                                 78                     35
                                                                                   -------                -------
Net cash provided by (used in) financing activities                                  7,222                   (543)
                                                                                   -------                -------
Increase (decrease) in cash and cash equivalents                                     1,301                 (1,269)
Cash and cash equivalents at beginning of period                                     1,438                  2,461
                                                                                   -------                -------
Cash and cash equivalents at end of period                                         $ 2,739                $ 1,192
                                                                                   =======                =======
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                          $     8                $    10
                                                                                   =======                =======
Supplemental disclosures of non-cash investing and financing activities:
     Conversion of convertible debt and accrued interest to common stock           $ 3,839                $     -
     Adjustment to beneficial conversion feature for convertible notes                 233                    587
     Expiration of warrants                                                              -                  1,368
     Exercise of warrants by bank                                                       23                      -
     Issuance of warrants                                                            5,134                      -
     Assets acquired under capital lease obligation                                     32                      -

               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

      The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $78,831,000 at September 30, 2004, incurred a net loss of approximately $2,346,000 and had positive cash flows from operations of approximately $329,000 for the nine months ended September 30, 2004, respectively. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund the remainder of 2004 and 2005 operations through cash the Company expects to generate from operations and cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.

NOTE 2.  UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited balance sheet as of September 30, 2004 and related unaudited consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, unaudited consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 and the unaudited consolidated statements of stockholders' equity for the nine months ended September 30, 2004 and 2003 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of interim periods. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

      The Company classifies investments as short term or long term based upon the maturity date of the investment.

      The short and long-term investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities and consist of commercial notes.

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

      The following proforma disclosure presents the Company's net income (loss) and net income (loss) per share had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

                                                   THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                     2004                  2003            2004                   2003
                                                   --------              --------        --------               --------
                                                                             (in thousands)
   Net income (loss) from continuing operations,   $    201              $   (494)       $ (2,346)              $ (2,806)
as reported
   Add back stock based compensation expense             37                     -             204                      9
included in net income (loss)
   Deduct total stock based compensation expense       (213)                 (450)           (802)                (1,322)
     under SFAS No. 123
                                                   --------              --------        --------               --------
   Adjusted net income (loss)                      $     25              $   (944)       $ (2,944)              $ (4,119)
                                                   ========              ========        ========               ========

Net income (loss) per common share, basic          $   0.00              $  (0.04)       $  (0.06)              $  (0.17)
Net income (loss) per common share, diluted        $   0.00              $  (0.04)       $  (0.06)              $  (0.17)

Shares used in computing per share amounts:
Basic                                                52,186                24,226          51,141                 24,176

Diluted                                              53,165                24,226          51,141                 24,176

      The average fair value of the options granted was $0.58 during the first nine months of 2004 and $0.36 during first nine months of 2003, on the date of grant using the Black-Scholes pricing model.

      The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years.

RECLASSIFICATIONS

      Certain reclassifications have been made for comparative purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      Effective May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non- controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption had no impact on its consolidated financial statements.

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

      The Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 has had no impact on the Company's results of operations.

NOTE 4. DEBT

CREDIT FACILITIES

      In October 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank - California (the "Bank"). The agreement provided for a revolving line of credit and a term loan. The term loan expired on October 16, 2003. Borrowings under the line of credit accrued interest at the Bank's prime rate plus 1.5%, which was 5.5% at December 31, 2003. Borrowings under the loan agreement were collateralized by essentially all of the Company's tangible and intangible assets. At December 31, 2003, the Company had outstanding borrowings of $250,000 under the revolving line of credit, which were repaid in January 2004, at which time, the agreement terminated. The Company has not pursued obtaining any further credit facility at this time. In conjunction with this agreement, a warrant was issued to the Bank to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.46 per share with a 10-year term. The warrant included assignability to the Bank's affiliates, anti-dilution protection and a net exercise provision. In addition, the Bank had the right to require the Company to repurchase the warrant for $69,000 after a change of control. The warrant was treated as consideration for the loan agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and was amortized to interest expense over the life of the agreement. As the warrant contained a put option, the warrant value was accrued as a liability and not recorded as equity. The Bank exercised the warrant on a cashless, net value basis in March 2004 and was issued 21,250 shares of common stock.

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

NOTE 5.  NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                          2004                   2003         2004                   2003
                                        --------               --------     --------               --------
                                                                  (in thousands)
Numerator:
   Net income (loss)                    $    201               $   (494)    $ (2,346)              $ (2,806)

Denominator:
   Denominator for basic earnings per
      share-weighted average shares       52,186                 24,226       51,141                 24,176

Denominator for dilutive earnings per     53,165                 24,226       51,141                 24,176
      share-weighted average shares

Basic net income (loss) per share:      $   0.00               $  (0.02)    $  (0.05)              $  (0.12)

Dilutive net income (loss) per share:   $   0.00               $  (0.02)    $  (0.05)              $  (0.12)

      Dilutive securities include options and warrants, if converted. Potentially dilutive securities totaling 15,679,826 and 19,996,127 shares as of September 30, 2004 and 2003, respectively, were excluded from historical basic and diluted loss per share because of their anti-dilutive effect, for the nine months ended September 30, 2004 and 2003, and the three months ended September 30, 2003.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) consists of net income (loss) adjusted for other increases and decreases affecting stockholders' equity that is excluded from the determination of net income (loss). The calculation of comprehensive income (loss) follows (in thousands):

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                              2004      2003       2004       2003
                                            -------    -------    -------    -------
Net income (loss)                           $   201    $  (494)   $(2,346)   $(2,806)

Unrealized loss on short term investments        (8)         -         (8)         -

Foreign currency translation gain                 -         41          -         37
                                            -------    -------    -------    -------
Comprehensive income (loss)                 $   193    $  (453)   $(2,354)   $(2,769)
                                            =======    =======    =======    =======

NOTE 7.  SEGMENT INFORMATION

The Company has one business segment. The following chart indicates the percentage of the Company's business in the United States and internationally for the periods indicated.

                           THREE MONTHS ENDED
                              SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                         2004              2003        2004                     2003
                        ------            ------      ------                   ------
Revenue (a)
United States           $3,307            $2,672      $8,713                   $7,308
International              666                59         984                      622
                        ------            ------      ------                   ------
Total                   $3,973            $2,731      $9,697                   $7,930
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

NOTE 9. CONTINGENCIES

      On January 16, 2004, the Company entered into a release agreement with its prior landlord, Sibro Enterprises, LP ("Sibro"), pursuant to which the Company settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, the Company paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in its 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 125,000 shares of common stock at a purchase price of $0.84 per share. The warrant was valued at $104,925 on the date of the issuance using the Black Scholes option valuation model. In exchange, the parties mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

NOTE 10. SUBSEQUENT EVENTS

      In October 2003, the Company filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by the Company. Primus filed an answer denying liability and asserting counterclaims against the Company, including allegations of interference, defamation and unfair competition. The Company subsequently asserted certain reply counterclaims against Primus. This action, including the related counterclaims and reply claims, is referred to as the "Lawsuit".

      On August 10, 2004, Primus announced that it had entered into a definitive agreement and plan of merger whereby Primus would be acquired by Art Technology Group, Inc. or ATG.

            As of November 1, 2004, the Company entered into a settlement agreement with Primus and ATG in which:

      - Without any admission of liability by either party, the Company and Primus agreed to dismiss with prejudice all the claims, counterclaims and reply claims in the Lawsuit, and to deliver to each other mutual general releases.

      - The Company agreed to grant to Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the Lawsuit and a covenant not to sue under those patents.

      - Primus agreed to pay the Company the sum of $800,000 in cash, of which $500,000 is payable within five business days following the closing of ATG's acquisition of Primus, and the balance is due on January 3, 2005.

      - Primus agreed to issue to the Company, immediately prior to the closing of ATG's acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000.

      - ATG agreed to guarantee the obligation of Primus to make the specified cash payment.

      - The Company agreed to certain restrictions on its transfer of the shares of ATG common stock issued in connection with the acquisition by ATG of Primus, which restrictions will expire not later than May 15, 2005.

      On November 1, 2004, the acquisition of Primus by ATG was completed and the transactions contemplated by the settlement agreement were consummated.

      In addition to the amounts payable to the Company under the foregoing agreement with Primus and ATG, the Company's insurance carrier, Chubb Group, agreed to pay the sum of $575,000 towards the Company's out-of-pocket costs and expenses associated with the Lawsuit resulting in total cash and stock settlement proceeds of $2,225,000. In connection with the Lawsuit the Company incurred approximately $1.0 million in attorneys' fees and other out-of-pocket expenses. The Company's net settlement proceeds after taking into consideration the out-of-pocket expenses will be approximately $1.2 million.

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

DESCRIPTION OF STATEMENT OF OPERATIONS

REVENUES

      We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 10% of total revenues in the first nine months of 2004 and 8% in the first nine months of 2003. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain fixed and variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

RESULTS OF OPERATIONS

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              2004                    2003      2004                    2003
                                             ------                  ------    ------                  ------
Revenues
   Licenses                                   40.4%                   43.7%     42.7%                   34.4%
   Services                                   59.6                    56.3      57.3                    65.6
                                             -----                   -----     -----                   -----
      Total revenues                         100.0                   100.0     100.0                   100.0
Cost of revenues
   Cost of licenses                            2.9                     2.6       2.7                     2.3
   Cost of services                           37.6                    27.5      32.9                    28.9
                                             -----                   -----     -----                   -----
      Total cost of revenues                  40.5                    30.1      35.6                    31.2
                                             -----                   -----     -----                   -----
Gross margin                                  59.5                    69.9      64.4                    68.8
Operating expenses
   Sales and marketing                        28.6                    39.2      37.9                    46.1
   Research and development                    9.8                    12.4      16.7                    17.9
   General and administrative                 16.6                    19.6      21.3                    20.5
   Intangible assets amortization                -                     0.6         -                     1.9
   Restructuring and other special charges       -                       -         -                    (0.3)
                                             -----                   -----     -----                   -----
      Total operating expenses                55.0                    71.8      75.9                    86.1
                                             -----                   -----     -----                   -----
Income (loss) from operations                  4.5                    (1.9)    (11.5)                  (17.3)
Other income (expense), net                    0.5                   (16.2)    (12.7)                  (18.1)
                                             -----                   -----     -----                   -----
Net income (loss)                              5.0%                  (18.1)%   (24.2)%                 (35.4)%
                                             =====                   =====     =====                   =====

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

      Total revenues increased 45.5% to $4.0 million in third quarter 2004 from $2.7 million in third quarter 2003. License revenues increased 34.4% to $1.6 million in third quarter 2004 from $1.2 million in third quarter 2003; the increase resulted primarily from an increase in the number of sales to existing customers and an increase in average revenue per sale to new customers. The average license revenue recognized from sales to new customers was $254,000 up 85.4% from $137,000 in third quarter 2003, and the average license revenue from existing customers was $66,000 in third quarter 2004 down 18.5% from $81,000 in third quarter 2003. There were four license sales to new customers, including two license sales by resellers, in third quarter 2004 compared to five in third quarter 2003, and the number of sales of additional licenses to existing customers increased to nine in third quarter 2004 from five in third quarter 2003.

Service revenues increased 54.1% to $2.4 million in third quarter 2004 from $1.5 million in third quarter 2003. The increase was primarily due to the fact that there were three large services efforts in third quarter 2004, which consisted of 66% of the services revenue for the quarter.

COST OF REVENUES

      Cost of revenues increased 95.7% to $1.6 million in third quarter 2004 from $0.8 million in third quarter 2003. The increase is primarily attributable to a 52.9% increase in headcount and an increase in the use of third party contractors hired in 2004 for special services projects booked with existing customers. Cost of revenues as a percentage of revenues increased to 40.5% from 30.1% for the same reasons, resulting in a gross margin of 59.5% for the third quarter 2004 compared to 69.9% for third quarter 2003.

      Cost of license revenues increased to $116,000 in third quarter 2004 from $72,000 in third quarter 2003. Cost of license revenues as a percentage of revenues increased to 2.9% from 2.6%. The increase in the cost of license revenues was primarily attributable to royalty payments payable with respect to license sales.

      Cost of service revenues increased 99.1% in third quarter 2004 from third quarter 2003. The increase was primarily attributable to a 52.9% increase in headcount and an increase in the use of third party contractors hired in 2004 for special services projects booked with existing customers. Cost of service revenues as a percentage of revenues increased to 37.6% from 27.5% for the same reasons.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased 6.5% in third quarter 2004, which was 28.6% of revenues, compared to 39.2% of revenues in third quarter 2003. Increases of commissions paid on higher revenues, travel and tradeshow expenses in 2004 were partially offset by reductions in allocated facility costs due to expense control in 2004. Sales and marketing expenses as a percentage of revenue declined due to our higher revenues.

Research and Development. Research and development expenses increased 14.2% to $0.4 million in third quarter 2004 from $0.3 million in third quarter 2003. The increase is primarily attributable to an increase in the number of third party development resources used.

General and Administrative. General and administrative expenses increased 22.9% to $0.7 million, or 16.6% of revenues in third quarter 2004 from $0.5 million, or 19.6% of revenues in third quarter 2003. Increases resulted from stock based compensation recorded upon the issuance of restricted stock to executives and an increase in legal expense due to out of pocket costs related to the lawsuit mentioned in "Legal Proceedings".

Intangible Assets Amortization. There was no intangible assets amortization recorded in third quarter 2004 compared to $16,000 in third quarter 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other special charges. There were no special charges recorded in third quarters 2004 or 2003.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Third quarter 2004 results reflect net other income of $21,000 or 0.5% of revenues compared to a net expense of $0.4 million or 16.2% of revenues in third quarter 2003. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock as a part of the equity funding in first quarter 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

      Total revenues increased 22.3% to $9.7 million in the first nine months of 2004 from $7.9 million in the first nine months of 2003. License revenues increased 52.1% to $4.1 million in the first nine months of 2004 from $2.7 million in the first nine months of 2003; the increase resulted primarily from an increase in the number of total deals sold. The average license revenue recognized from sales to new customers was $163,000 up 26.4% from $129,000 in the first nine months of 2003, and the average license revenue from existing customers was $82,000 in the first nine months of 2004 up 22.4% from $67,000 in the first nine months of 2003. There were 20 license sales to new customers, including ten license sales by resellers and outsourcers, in the first nine months of 2004 compared to 13 in the first nine months of 2003.

Service revenues increased 6.7% to $5.6 million in the first nine months of 2004 from $5.2 million in the first nine months of 2003. The increase was primarily due to the fact that there were three large services efforts in the first nine months of 2004, which resulted in 45% of the services revenue.

COST OF REVENUES

      Cost of revenues increased 39.3% to $3.5 million in the first nine months of 2004 from $2.5 million in the first nine months of 2003. The increase is primarily attributable to a 52.9% increase in headcount and third party contractors hired in 2004 for special services projects booked with existing customers. Cost of revenues as a percentage of revenues increased to 35.6% from 31.2%, resulting in a gross margin of 64.4% for the first nine months of 2004 compared to 68.8% for the first nine months of 2003.

      Cost of license revenues increased to $0.3 million in the first nine months of 2004 from $0.2 million in the first nine months of 2003. The increase in the cost of license revenues was primarily attributable to royalty payments payable with respect to license sales.

      Cost of service revenues increased 39.1% to $3.2 million in the first nine months of 2004 from $2.3 million in the first nine months of 2003. The increase was primarily attributable to a 62.5% increase in headcount from 16 to 26. The increase of headcount was necessary due to 2004 bookings of substantial fixed fee services projects. Cost of service revenues as a percentage of revenues increased to 32.9% from 28.9%.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses remained constant at $3.7 million, which was 37.9% of revenues in the first nine months of 2004 compared to 46.1% of revenues in the first nine months of 2003. Increases of commissions paid on higher revenues, travel and tradeshow expenses in 2004 were offset by reductions in allocated facility costs due to expense control in 2004. Sales and marketing expenses as a percentage of revenue declined due to higher revenues.

Research and Development. Research and development expenses increased 14.0% to $1.6 million in the first nine months of 2004 from $1.4 million in the first nine months of 2003. The increase is primarily attributable to an increase in the number of third party development resources used.

General and Administrative. General and administrative expenses increased 27.4% to $2.1 million, or 21.3% of revenues in the first nine months of 2004 from $1.6 million, or 20.5% of revenues in the first nine months of 2003. The increase is primarily attributable to stock based compensation recorded for the issuance of restricted stock to executives, bonuses paid to executives, and the hiring of an investor relations firm.

Intangible Assets Amortization. There was no intangible assets amortization recorded in the first nine months of 2004 compared to $0.1 million or 1.9% of revenues in the first nine months of 2003 as a result of components of our intangible assets becoming fully amortized.

Restructuring and other special charges. There were no special charges recorded in the first nine months of 2004. The $20,000 credit recorded in the first nine months of 2003 represents a change in estimate to the restructuring charge recorded in 2001.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our bank borrowings. Results for the first nine months of 2004 reflect a net expense of $1.2 million or 12.7% of revenues compared to a net expense of $1.4 million or 18.1% of revenues in the first nine months of 2003. The interest expense primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest, amortization of the debt discount, and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock as a part of the equity funding in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have satisfied our cash requirements primarily through private placements of preferred stock and common stock, our initial public offering, and incurrence of debt.

      We incurred a net loss of $2.3 million in the first nine months of 2004, but have achieved profitability in each of the last two quarters.

      Net cash provided by operating activities in the first nine months of 2004 is principally the result of our net loss reduced by non-cash expense items. The net cash provided by operating activities was $0.3 million in the first nine months of 2004 compared to $1.2 million used in operating activities in the first nine months of 2003.

      Net cash of $6.2 million used in investing activities in the first nine months of 2004 is primarily due to the purchase of short and long term investments. Net cash provided by investing activities was $0.5 million in the first nine months of 2003, primarily due to the sale of short term investments.

      Net cash provided by financing activities was $7.2 million in the first nine months of 2004, which is primarily due to the proceeds from the equity funding reduced by the repayment of a borrowing under our revolving line of credit, which is now terminated. Net cash used in financing activities was $0.5 million in the first nine months of 2003, which was primarily the result of repayments offset by borrowings against our revolving line of credit.

      As of September 30, 2004, we had $8.8 million in cash, cash equivalents and investments. In January 2004, we received proceeds of $7.4 million, net of expenses, to finance our operations and the development of our business. The additional funding was raised through a private placement of equity securities consisting of 12,307,692 shares of common stock and five-year warrants to purchase 6,153,846 shares of common stock at $0.72 per share. In February 2004, our convertible notes were converted into common stock as part of terms of the equity funding.

      Our ability to continue as a business in our present form is largely dependent on our ability to continue to achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund our operations through operating revenue and cash balances.

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

RELATED PARTY TRANSACTIONS

      Our short-term investments are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 40% of our stock. At September 30, 2004, cash and investments totaling $7,143,000 are with this investment firm.

RECENT ACCOUNTING PRONOUNCEMENTS

      Effective May 1, 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for us after May 31, 2003. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non- controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption had no impact on our consolidated financial statements.

      In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. We do not have any variable interest entities.

      The Emerging Issues Task Force ("EITF") reached final consensuses on Issue 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. We adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 has had no impact on our results of operations.

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

WE HAVE A HISTORY OF LOSSES.

      As of September 30, 2004, we had an accumulated deficit of $78.8 million. We achieved profitability on a quarterly basis for the first time in second quarter 2004, but have incurred a net loss of $2.3 million in the first nine months of 2004. If we cannot maintain our revenues and expenses at or above current levels, our losses may continue. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

WE MAY NEED ADDITIONAL CAPITAL TO FUND CONTINUED BUSINESS OPERATIONS AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE WHEN AND IF NEEDED.

      Although we presently have adequate cash resources for our near term needs, our ability to continue as a business in our present form will ultimately depend on our ability to generate sufficient revenues or to obtain additional debt or equity financing. From time to time, we consider and discuss various financing alternatives and expect to continue such efforts to raise additional funds to support our operational plan as needed. However, we cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

IF WE ARE NOT ABLE TO OBTAIN CAPITAL WHEN NEEDED, WE MAY NEED TO DRAMATICALLY CHANGE OUR BUSINESS STRATEGY AND DIRECTION, INCLUDING PURSUING OPTIONS TO SELL OR MERGE OUR BUSINESS, OR LIQUIDATE.

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

      We manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down between a low of $1.8 million in first quarter 2004 and a high of $4.0 million in third quarter 2004.

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

      Revenues in any given quarter are not indicative of revenues in any future period because of these and other factors and, accordingly, we believe that certain period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

WE CURRENTLY HAVE ONE CORE PRODUCT FAMILY. IF THE DEMAND FOR THIS LINE OF PRODUCTS DECLINES, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

      Our knowledge management solution, ServiceWare Enterprise, includes our ServiceWare Self-Service, ServiceWare Professional, ServiceWare Agent and ServiceWare Architect software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

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

      Notwithstanding the precautions we have taken, a third party may copy or otherwise obtain and use our software or other proprietary information without authorization or may develop similar software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. Further, we have granted certain third parties limited contractual rights to use proprietary information, which they may improperly use or disclose. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken may not prevent misappropriation of our technology, and the agreements entered into for that purpose may not be enforceable. The unauthorized use of our proprietary technologies could also decrease the value of our products.

WE MAY INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS. LAWSUITS MAY BE EXPENSIVE AND, DEPENDING ON THE VERDICT, WE MAY LOSE SOME, IF NOT ALL, OF OUR INTELLECTUAL PROPERTY RIGHTS, AND THIS MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKET.

      We believe that some companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may initiate patent litigation suits against third parties, such as infringement suits or interference proceedings. Lawsuits that we may file are likely to be expensive, may take significant time and could divert management's attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

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

SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

      Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 52,507,667 shares of our common stock are outstanding. Virtually all of these shares will be freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act and that are not registered for resale under our currently effective prospectus. The shares of our common stock owned by our affiliates and not registered for resale under our currently effective prospectus are restricted securities, as that term is defined in Rule 144, and may in the future be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 10% in the first nine months of 2004 and 7% in fiscal 2003, and all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

      b. Changes in internal control. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In October 2003, we filed suit against Primus Knowledge Solutions, Inc. ("Primus") in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by us. Primus filed an answer denying liability and asserting counterclaims against us, including allegations of interference, defamation and unfair competition. We subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the Lawsuit.

            On August 10, 2004, Primus announced that it had entered into a definitive agreement and plan of merger whereby Primus would be acquired by Art Technology Group, Inc. or ATG.

            As of November 1, 2004, we entered into a settlement agreement with Primus and ATG in which:

      - Without any admission of liability by either party, we and Primus agreed to dismiss with prejudice all the claims, counterclaims and reply claims in the Lawsuit, and to deliver to each other mutual general releases.

      - We agreed to grant to Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the Lawsuit and a covenant not to sue under those patents.

      - Primus agreed to pay us the sum of $800,000 in cash, of which $500,000 is payable within five business days following the closing of ATG's acquisition of Primus, and the balance is due on January 3, 2005.

      - Primus agreed to issue to us, immediately prior to the closing of ATG's acquisition of Primus, shares of Primus common stock having a value, determined in the manner specified in the settlement, equal to $850,000.

      - ATG agreed to guarantee the obligation of Primus to make the specified cash payment.

      - We agreed to certain restrictions on transfer by us of the shares of ATG common stock issued to us in connection with the acquisition by ATG of Primus, which restrictions will expire not later than May 15, 2005.

            On November 1, 2004, the acquisition of Primus by ATG was completed and the transactions contemplated by the settlement agreement were consummated.

      In addition to the amounts payable to us under the foregoing agreement with Primus and ATG, our insurance carrier, Chubb Group, agreed to pay the sum of $575,000 towards our out-of-pocket costs and expenses associated with the Lawsuit resulting in total cash and stock settlement proceeds of $2,225,000. In connection with the Lawsuit we incurred approximately $1.0 million in attorneys' fees and other out-of-pocket expenses. Our net settlement proceeds after taking into consideration the out-of-pocket expenses will be approximately $1.2 million.

ITEM 6. EXHIBITS

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

                                        SERVICEWARE TECHNOLOGIES, INC.

Date: November 8, 2004                        By:       /s/ SCOTT SCHWARTZMAN
                                                  ---------------------------
                                                  Scott Schwartzman
                                                  Principal Financial Officer