Form 10-K
period 2004-12-31
SERVICEWARE TECHNOLOGIES INC/ DE
filed 2005-03-31
CIK 1062606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-30277
ServiceWare Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	25-1647861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10201 Torre Avenue, Suite 350 Cupertino, CA (Address of Principal Executive Offices)	95014 (Zip Code)
Registrant’s telephone number, including area code:
(408) 863-5800
12 Federal Street, One North Shore, Suite 503, Pittsburgh, PA 15212
(Former name or former address, if changed since last report.)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes ☐         No ☑
     The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was $18,981,403, computed by reference to the price at which the common equity was last sold on the Over the Counter Bulletin Board on June 30, 2004, as reported in The Wall Street Journal. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.
     The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 16, 2005 was 8,754,785.
DOCUMENTS INCORPORATED BY REFERENCE
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
EXHIBITS INDEX IS LOCATED ON PAGE 70

SERVICEWARE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I
      On February 8, 2005, ServiceWare Technologies, Inc. combined with Kanisa Inc. (“Kanisa”) through the merger of a wholly owned subsidiary of ours with and into Kanisa. As a result, Kanisa became our wholly owned subsidiary. Kanisa was founded in 1997 and has pioneered the use of a knowledge management platform for customer services applications. Prior to the merger, Kanisa was a privately held organization and its technology has resulted in broad industry recognition and awards for its products and performance. Upon the consummation of the merger, we relocated our headquarters to Kanisa’s offices in Cupertino, California. Our board of directors has approved renaming our company Knova Software, Inc. We began doing business as Knova Software as of March 21, 2005, even though our stockholders have not yet formally approved the name change. The matter will be voted on by the shareholders in our annual meeting to take place in May 2005.
      As used in this report, the terms “we”, “us”, “our”, “our company” and “Knova” means ServiceWare Technologies, Inc., d/b/a Knova Software, Inc. and its subsidiaries.

Item 1.	Business
Overview
      We are a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, our service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. Our SRM applications complement, integrate with, and enhance traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. Our customers include some of the largest companies in the world and our products enable them to reduce operating and service delivery costs, improve customer satisfaction, and increase revenues.
      We are principally engaged in the design, development, marketing and support of software applications and services. Substantially all of our revenues are derived from a perpetual license of our software products, the related professional services and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as our training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations provide a broad range of implementation services, training, and technical support to our customers and implementation partners. Our service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of our solutions.
Products
      We recently announced our new identity as Knova Software and began selling a single product line of Knova software applications.
      By streamlining processes and providing customer service and technical support personnel, as well as customers and employees, with complete access to enterprise knowledge and content, Knova applications enable organizations to increase customer satisfaction and reduce operating and service delivery costs. For example,

•	Customer service organizations can increase service-agent productivity and customer retention while decreasing service costs, training costs and resolution time.

•	Customer service organizations can ensure consistent service and customer interactions across channels by providing a unified view of knowledge, enforcing consistent resolution processes in the contact center, and providing seamless escalation with CRM systems.

•	Enterprises can provide customer self-service that reduces service costs, improves customer satisfaction, and facilitates sales and marketing of products and services.

•	Information technology organizations can increase the effectiveness of employee help desk operations while decreasing internal technical support costs.

•	Enterprises can preserve and enhance their existing deployments of traditional call center, CRM and help desk applications, as well as content management, knowledge management and workflow tools.
      The following is a description of our products.

Knova Application Suite
      The Knova Application Suite is a suite of knowledge powered service resolution management applications designed to enable companies to better service and retain their customers and employees. Specifically, we believe our Knova Application Suite enables companies we service to improve employee productivity, improve customer service, and increase customer satisfaction and revenue.
      The Knova Application Suite consists of the following business applications:

•	Knova Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. Knova Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. Knova Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	Knova Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. Knova Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	Knova Forums is an application for online customer communities and forums that enable customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. Knova Forums enable customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	Knova Service Desk is a packaged knowledge management solution for service desks to resolve questions, author knowledge, and manage repositories of intellectual capital. Knova Service Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that improves with usage. Knova Service Desk features application modules for different user types and functions.

Knova Knowledge Platform
      The Knova Application Suite is built on and deployed with the Knova Knowledge Platform. The Knova Knowledge Platform features several core technology components and capabilities accessed by Knova applications and used by customers. These include:

•	A knowledge auto-classification engine that automatically tags and organizes disparate knowledge sources, including unstructured documents, transaction data, experts, and authored support content.

•	A natural language processing (NLP) search engine that enables users to find the knowledge they require based on their query, intent, and goal. This search engine also provides a guided search experience based on a patented approach to knowledge management that enables users to narrow search results by dynamic parameters and drill-drown options.

•	A patented self-learning search and knowledge management technology called the Cognitive Processor that enables organizations to capture and manage repositories of intellectual capital and knowledge.

The Cognitive Processor uses patented algorithm technology based on neural network and Bayesian statistical principles that enable learning and improvement from past transactions.

•	The Resolution Flow business process engine is a rules-based engine that guides users through a designed service experience based on the context of their query, profile, or case.

•	Application Programming Interfaces (APIs) and pre-built adaptors for integrating the Knova Application Suite with complementary business applications from vendors such as Siebel, Amdocs, PeopleSoft, Remedy, HP and others, using industry-standard protocols and approaches.

Technology and Architecture
      We employ industry-standard technologies to create an object-based open architecture for all of our applications. The architecture is based on the Java 2 Enterprise Edition (J2EE) framework that includes components specifically designed to take advantage of the modern web environment. We also have provided some of our applications based on Microsoft’s .NET framework.
      Our solutions run on leading operating systems and databases and we are continually updating our software to run on common environments. Currently we support existing customers on Windows, Solaris and NT operating environments and a wide range of J2EE-compliant application servers.
      Our technology is also based on the popular Extensible Markup Language (XML) and Simple Object Access Protocol (SOAP) framework. The use of XML and SOAP standards enable our products to be more easily integrated with enterprise systems and web services.
Strategy
      Our objective is to become the leading provider of service resolution management applications that enable our customers to reduce service and operating costs, improve customer satisfaction, and thereby increase revenues. To achieve our goal, we intend to:

•	Support Successful Customer Implementations. Our success depends on our customers’ successful implementations of Knova applications. To this end, we actively support the customer’s deployment efforts by providing Internet and telephone technical support, instructor-led training, and account management teams.

•	Maintain and Extend Our Advanced Technology Position. We intend to broaden our position in the knowledge management and customer service and support solutions market by continuing to increase the performance, functionality, and scalability of our solutions. We plan to continue to devote resources to the development of new and innovative technologies and products, to increase efficiencies, to offer immediate answers, and to minimize service response time. We intend to expand our current offerings to incorporate advances in knowledge acquisition, business process support, and multi-channel interactions.

•	Expand Strategic Alliances. To broaden our market presence, enter new geographic and vertical markets, and increase adoption of our solutions, we plan to strengthen existing and pursue additional strategic alliances with consultants, systems integrators, value-added resellers, and independent software vendors of complementary products. We intend to use these relationships to increase our sales by taking advantage of these organizations’ industry expertise, business relationships, and sales and marketing resources.

•	Further Develop International Presence. To capitalize on international opportunities for our SRM applications and knowledge management solutions, we intend to expand our international presence through global offices as well as local distributors, including Merlin Information Systems in the United Kingdom.

Services
      Professional Services. Our professional services team provides our customers with pre- and post-sales services. Pre-sales consulting services include our business impact analysis, which applies analytical methodologies and an understanding of business processes to help organizations make an informed decision regarding the choice of service resolution management and knowledge management solutions. Post-sales implementation, integration, and knowledge management consulting services allow our customers to deploy our customer service and support solutions effectively. In addition, our professional services team offers education and training to enable our customers’ internal teams to understand how to use our products, support the implementation, and maintain our solutions.
      Customer Support. All customers under a maintenance agreement have access to our technical support engineers by telephone, fax or e-mail. In addition, we provide self-service support to our customers on a 24/7 basis through our website.
Customers
      We maintain a referenceable and active customer list of over 150 customers. We have traditionally marketed our products and services to Global 2000 call centers and help desks in a wide range of vertical industries. No customer accounted for greater than 10% of total revenues in 2004. The following is a partial list of our customers, many of which have been added as a result of the merger with Kanisa.

Technology
Best Software, Inc.
First Data Corporation
EBay Inc.
Genesys Telecommunications Laboratory
Hewlett Packard
Intersystems Corporation
Intuit, Inc.
Invensys Systems, Inc.
McAfee, Inc.
Mercury Interactive
Novell
Partech, Inc.
Scientific Atlanta Inc.
Softbrands
Texas Instruments, Inc.
Toshiba America

Services
C3i, Inc.
Electronic Data Systems Corporation
National Computer Systems
SchlumbergerSema
SEI Information Technology, Inc.

Telecommunications
Cingular Wireless LLC
EADS Telecom NA
Qualcomm, Inc.
SaskTel
U.S. Cellular Corporation

Healthcare & Biotech
Allina Hospitals & Clinics
Aventis Pharmaceuticals, Inc.
Duke University & Health Systems
GE Healthcare
McKesson Information Solutions
Omnicell
United Health Technologies
University of Utah Vanderbilt
University Medical Center

Government/Public Sector
NCS Pearson/ Immigration and Naturalization Service
Northeastern University
State of Washington
United States Navy
U.S. Patent & Trademark Office

Automotive
Ford Motor Company

Financial Services
Aegon Equity Group
AmSouth Bank
Dow Jones & Company, Inc.
Fifth Third Bank
H&R Block, Inc.
Prudential Insurance Company of America
Reuters Limited
The Travelers Indemnity Company
Wachovia
Wausau Financial Systems

Retail/ Consumer Goods
Jack in the Box, Inc.
Mattel, Inc.
Nestle Waters NA, Inc.
Sharp Electronics
Staples, Inc.
Tommy Hilfiger USA, Inc.

Industrial/ Manufacturing
Eaton Electrical
Hughes Supply, Inc.
Johnson Controls, Inc.
Pactiv Corporation

Sales & Marketing
      We sell our solutions primarily through our direct sales force. We have sales personnel throughout the United States and in the United Kingdom. Our direct sales activity is supplemented by several channel relationships, including relationships with Amdocs, HP, Capgemini, eVergance, and Merlin Information Systems.
      To increase the effectiveness of our direct selling efforts and our penetration of the knowledge management solutions market, we build brand awareness of Knova Software and our solutions through marketing programs. These programs include print and web advertisements, direct mailings, public relations activities, seminars and other major industry/partner events, market research and our website.
      Our marketing organization creates materials to support the sales process, including brochures, data sheets, case studies, presentations, white papers and demonstrations. In addition, our marketing group helps identify and develop key strategic alliance opportunities and channel distribution relationships.
Strategic Alliances
      We have established strategic alliances in several categories to extend our market reach, to augment our sales and marketing initiatives, to supplement our implementation and deployment capabilities, and enhance our product capabilities. Alliance categories include:

•	Resellers and Distributors: Knova has active reseller relationships with Amdocs Software Systems Limited and Hewlett Packard, which provide complementary CRM and service desk solutions, as well as Capgemini Technologies, LLC, eVergance Partners, LLC, and Merlin Information Systems, which provide consulting and implementation services.

•	Complementary Software Partners: Knova participates in several alliance programs of vendors who provide complementary business applications and software. These include Siebel Systems, Inc., Amdocs Software Systems Limited, Remedy, Hewlett Packard, and Genesys Telecommunications Laboratory.

•	Consulting and System Integration Partners: Knova works closely with leading system integration, consulting and outsourcing firms, and has established alliances with Capgemini Technologies, LLC, Electronic Data Systems Corporation, eVergance Partners, LLC, Stratacom Inc., Hewlett Packard, and Merlin Information Systems.

•	Technology Partners: To deploy our software effectively across varied IT environments, Knova maintains technology partnerships with Inxight Software Inc., WebMethods, Inc. In addition, our software is developed on and tested against platform software from providers of database, operating system and application server software.
Research and Development
      Our internal research and development team, based in Cupertino, California, together with our outside development resources develop our product and service offerings. In conjunction with our outside development resources, we continue to enhance the features and performance of our existing products and services. In addition, we are continuing to develop our products and services to meet our customers’ expectations of ongoing innovation and enhancement within our suite of products and services. In 2001, we entered into an agreement with EPAm Systems of Princeton, New Jersey, and Minsk, Belarus, to augment our research and development capabilities. This relationship gives us access to approximately 500 developers in what we believe to be a cost effective offshore model. EPAm Systems is ISO 9001 certified and has completed complicated projects for major international corporations including Fortune 500 companies. This relationship has allowed us to streamline operating costs and increase productivity. Research and development is conducted by way of a clearly defined process that is a subset of industry standard Rational Unified Process.
      We renewed our agreement with EPAm Systems on April 1, 2002. This agreement states that consulting services will be provided in accordance with specific work orders. Payment for these services is billed as the work is incurred or at a fixed fee agreed upon for the work order. As of December 31, 2004, the agreement remains in effect.
      Our ability to meet our customers’ expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products and services by adding features and functionality that differentiate them from those of our competitors and bring products and services to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.
      For a description of our research and development related expenses, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.
Competition
      Competition in our marketplace is rapidly evolving and intense, and we expect competition to intensify further in the future as current competitors expand their product offerings and new competitors enter the market. Current competitors include in-house developed applications and providers of commercially available CRM, search and knowledge management solutions, including Kana Software, Inc., eGain Communications Corporation, Inquira, Inc., iPhrase Technologies, Inc., SupportSoft, and Art Technology Group, Inc.
      We believe that the principal competitive factors affecting our market include referenceable customers, the breadth and depth of a given solution, product quality and performance, customer service, core technology, product scalability and reliability, product features and the ability to implement solutions and respond quickly to customer needs.
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
Intellectual Property
      Our success and ability to compete effectively depends, in part, upon our proprietary rights. We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights in our software, documentation, and other written materials. These legal protections afford only limited protections for our proprietary rights and may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.
      We seek to avoid disclosure of our intellectual property by generally entering into confidentiality or license agreements with our employees, consultants and companies with which we have alliances, and we generally control access to, and distribution of, our software, documentation, and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products.
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

Employees
      As of March 16, 2005, we had 106 employees consisting of 28 in sales, 37 in professional services and support, 20 in research and development, 9 in marketing, and 12 in general and administration. Of these employees, 59 were previously employed by Kanisa. We strive to maintain a work environment that fosters professionalism, excellence, and cooperation among our employees.
Forward-looking Statements
      Certain statements contained in this annual report on Form 10-K constitute ”forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “intends”, or the negative of these terms or other comparable terminology.
      We often use these types of statements when discussing:

•	Our plans and strategies,

•	Our anticipation of profitability or cash flow from operations,

•	The development of our business,

•	The expected market for our services and products,

•	Other statements contained in this report regarding matters that are not historical facts.
      These forward-looking statements are only predictions and estimates regarding future events and circumstances. Actual results could differ materially from those anticipated as a result of factors described in “Risk Factors” or as a result of other factors. We may not be able to achieve the future results reflected in these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not transpire.
      Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Internet Address and SEC Reports
      We maintain a website with the address www.knova.com. We have not incorporated by reference into this Annual Report on Form 10-K the information on our website, and the information on our website should not be considered to be a part of this document. Our website address is included in this document for reference only. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form  10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, through a link to the EDGAR database, as soon as reasonably practicable after we electronically file, or furnish material to the Securities and Exchange Commission (the “SEC”). We also include on our website our corporate governance guidelines and the charters for each of the major committees of our board of directors. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.
Business History
      We were initially incorporated as a Pennsylvania corporation in January 1991 as ServiceWare, Inc. In July 1999, we acquired the Molloy Group, Inc., a provider of knowledge powered software for strengthening customer relationships, including its rights to the Cognitive Processor. In May 2000, we changed our name to ServiceWare Technologies, Inc. and reincorporated as a Delaware corporation. In August 2000, we closed our initial public offering. Prior to July 2001, we had two reportable business segments: software and content. In July 2001, we completed the sale of our content business. In response to poor financial performance and the economic downturn, during 2001 we announced strategic corporate restructuring programs pursuant to which we significantly reduced costs and focused our business exclusively on revenue growth opportunities in our software business. As part of the restructuring plans, approximately 180 employees were laid off during 2001.
      In February 2005, we merged with Kanisa, Inc., a privately held company based in Cupertino, California. Kanisa is a provider of service resolution management applications that automate the problem resolution process across multiple customer service channels. Kanisa was founded in 1997 and originally incorporated as a Delaware corporation as Papyrus Technology, Inc. Kanisa changed its name from Papyrus Technology, Inc. to Kanisa, Inc. in November 1997. In 2002, Kanisa acquired the assets of Quiq, Inc., a provider of software solutions for customer communities and peer-support forums. In July 2003, Kanisa acquired Jeeves Solutions, the enterprise search division of Ask Jeeves (Nasdaq: ASKJ).
      Financial information regarding revenues and long lived assets attributable to the United States versus international operations is found in Note 15 to our consolidated financial statements in Item 8 below.
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

We may not be able to reverse our history of losses.
      As of December 31, 2004, we had an accumulated deficit of $78.2 million. In addition, Kanisa has incurred losses since its inception. Although, we achieved profitability on a quarterly basis for the first time in second quarter 2004 and were also profitable in third and fourth quarters 2004, we incurred a net loss of $1.7 million for the year ended December 31, 2004. Transition expenses to be incurred in connection with the combination of our operations with Kanisa will likely contribute to net losses in 2005. Thereafter, we will need to increase our revenues and control expenses to avoid continued losses. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

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

If we are not able to obtain capital when needed, we may need to dramatically change our business strategy and direction, including pursuing options to sell or merge our business.
      In the past, we have funded our operating losses and capital expenditures through proceeds from equity offerings and debt. Changes in equity markets within the past several years have adversely affected our ability to raise equity financing and have adversely affected the markets for debt financing for companies with a history of losses such as ours. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and, in light of our current market capitalization, our stockholders may experience substantial dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company. If we are not able to obtain necessary capital, we may need to dramatically change our business strategy and direction, including pursuing options to sell or merge our business.

Our cash flow may not be sufficient to permit repayment of any future debt when due.
      Although we do not have any outstanding debt other than trade debt incurred in the ordinary course of business, we may need to, in the future, raise additional money through bank financing or debt instruments. Our ability to retire or to refinance any future indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity. If we are unable to repay or refinance our debt when due, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

Failure of our recent combination with Kanisa to achieve its potential benefits could harm our business and operating results.
      We recently acquired our subsidiary Kanisa Inc. We will not achieve the anticipated benefits of this acquisition unless we are successful in combining our operations and integrating our products. Integration will be a complex, time consuming and expensive process and will result in disruption of our operations and revenues if not completed in a timely and efficient manner. We are in the process of combining various aspects of our organizations through the common use of:

•	marketing, sales and service and support organizations;

•	information and communications systems;

•	operating procedures;

•	accounting systems and financial controls; and

•	human resource policies, procedures and practices, including benefit programs.
      There may be substantial difficulties, costs and delays involved in integrating Kanisa into our business. These could include:

•	problems with compatibility of business cultures;

•	customer perception of an adverse change in service standards, business focus or product and service offerings;

•	costs and inefficiencies in delivering products and services to our customers;

•	problems in successfully coordinating our research and development efforts;

•	difficulty in integrating sales, support and product marketing;

•	costs and delays in implementing common systems and procedures, including financial accounting systems; and

•	the inability to retain and integrate key management, research and development, technical sales and customer support personnel.
      As we integrate the ServiceWare and Kanisa products into a single product platform, we will need to ultimately transition our customers onto the new platform. This transition could cause interruptions or inconvenience for our customers and potentially result in a loss of renewals and continuing revenues for us.
      Further, we cannot assure you that we will realize any of the anticipated benefits and synergies of the combination. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Kanisa successfully would have a material adverse effect on our business, financial condition and results of operations.

The change in management effected by the merger might not be successful.
      Pursuant to the Merger Agreement entered into with Kanisa, Bruce Armstrong, the chief executive officer of Kanisa, has become our chief executive officer and Mark Angel, chief technology officer of Kanisa, has become our chief technology officer after the merger. In addition, our headquarters were relocated to Kanisa’s offices in Cupertino, California, following the merger. We cannot assure you that our new senior officers will be effective in managing our company or will successfully work with our current organization, customers and business partners.

Failure to retain key employees could diminish the anticipated benefits of the merger.
      The success of the merger will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Some of our employees may not want to continue to work for the combined company. In addition, competitors may seek to recruit employees during the integration. If we are unable to retain personnel that are critical to our successful integration and future operation, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

The market price of our common stock may decline as a result of the merger.
      The market price of our common stock may decline as a result of the merger if:

•	our integration with Kanisa is not as successful as anticipated

•	we do not achieve or are perceived not to have achieved the expected benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or investors

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or investors.
      The market price of our common stock could also decline as a result of unforeseen factors related to the merger or other factors described in this section.

The substantial costs of our combination with Kanisa could harm our financial results.
      In connection with our combination with Kanisa, we incurred substantial costs. These include fees to investment bankers, legal counsel, independent accountants and consultants, as well as costs associated with workforce reductions. If the benefits of the combination do not exceed the associated costs, including any dilution to our stockholders resulting from the issuance of shares of our common stock in the transaction, our financial results, including earnings per share, could suffer, and the market price of our common stock could decline.

We may not succeed in attracting and retaining the personnel we need for our business.
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

A significant percentage of our product development is performed by a third party internationally, the loss of which could substantially impair our product development efforts.
      A significant percentage of our product development work, and some of our implementation services, is performed by a third-party development organization located in Minsk, Belarus. Unpredictable developments in the political, economic and social conditions in Belarus, or our failure to maintain or renew our business relationship with this organization on terms similar to those which exist currently, could reduce or eliminate product development and implementation services. If access to these services were to be unexpectedly eliminated or significantly reduced, our ability to meet development objectives vital to our ongoing strategy would be hindered or we may be required to incur significant costs to find suitable replacements, and our business could be seriously harmed.

It is difficult to draw conclusions about our future performance based on our past performance due to significant fluctuations in our quarterly operating results and the merger with Kanisa.
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
      Our historical results may not be indicative of future performance as a result of the significant changes to our business that will result from the merger with Kanisa.
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
      Quarterly results may also be skewed in the near future as a result of the assimilation of the ServiceWare and Kanisa businesses.
      Revenues in any given quarter are not indicative of revenues in any future period because of these and other factors and, accordingly, we believe that certain period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

The markets for knowledge management and service resolution management are evolving and, if they do not grow rapidly, our business will be adversely affected.
      The markets for knowledge management and service resolution management solutions are emerging industries, and it is difficult to predict how large or how quickly they will grow, if at all. Customer service historically has been provided primarily in person or over the telephone with limited reference materials available for the customer service representative. Our business model assumes that companies which provide customer service over the telephone will find value in aggregating institutional knowledge by using our software and will be willing to access our content over the Internet. Our business model also assumes that companies will find value in providing some of their customer service over the Internet rather than by telephone. Our success will depend on the broad commercial acceptance of, and demand for, these knowledge management and service resolution management solutions.

We currently have one core product family. If the demand for this line of products declines, our business will be adversely affected.
      Our knowledge powered service resolution management application, Knova Application Suite, includes our Knova Contact Center, Knova Self-Service, Knova Forums, and Knova Service Desk software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results, and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

Due to the lengthy sales cycles of our products and services, the timing of our sales is difficult to predict and may cause us to miss our revenue expectations.
      Our products and services are typically intended for use in applications that may be critical to a customer’s business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services typically ranges between six and eighteen months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources, or at all, because of the lengthy sales cycle for our products and services.

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

Problems arising from the use of our products with other vendors’ products could cause us to incur significant costs, divert attention from our product development efforts and cause customer relations problems.
      Our customers generally use our products together with products from other companies. As a result, when problems occur in a customer’s systems, it may be difficult to identify the source of the problem. Even when our products do not cause these problems, they may cause us to incur significant warranty and repair costs, divert the attention of our technical personnel from our product development efforts and cause significant customer relations problems.

If third parties cease to provide open program interfaces for their customer relationship management software, it will be difficult to integrate our software with theirs. This may decrease the attractiveness of our products.
      Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including CRM software sold by Siebel Systems, Amdocs, PeopleSoft/ Oracle, SAP, Remedy, Hewlett Packard, and Peregrine. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs’ interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult, or impossible, and could delay or prevent our products’ integration with future systems. Inadequate integration with other vendors’ products could make our products less desirable and could lead to lower sales.

We face intense competition from both established and recently formed entities, and this competition may adversely affect our revenues and profitability because we compete in the emerging markets for knowledge management and service resolution management solutions.
      We compete in the emerging markets for knowledge management and service resolution management solutions and changes in these markets could adversely affect our revenues and profitability. We face competition from many firms offering a variety of products and services. In the future, because there are relatively low barriers to entry in the software industry, we expect to experience additional competition from new entrants into the knowledge management and service resolution management solutions market. It is also possible that alliances or mergers may occur among our competitors and that these newly consolidated companies could rapidly acquire significant market share. Greater competition may result in price erosion for our products and services, which may significantly affect our future operating margins.

If our software products contain errors or failures, sales of these products could decrease.
      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have released products that contained defects, including software errors in certain new versions of existing products and in new products after their introduction. In the event that the information contained in our products is inaccurate or perceived to be incomplete or out-of-date, our customers could purchase our competitors’ products or decide they do not need knowledge management or service resolution management solutions at all. In either case, our sales would decrease. Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we believe that our customers and potential customers have a great sensitivity to product defects.

We could incur substantial costs as a result of product liability claims because our products are critical to the operations of our customers’ businesses.
      Our products may be critical to the operations of our customers’ businesses. Any defects or alleged defects in our products entail the risk of product liability claims for substantial damages, regardless of our responsibility for the failure. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, these provisions may not be effective under the laws of some jurisdictions. In addition, product liability claims, even if unsuccessful, may be costly and divert management’s attention from our operations. Software defects and product liability claims may result in a loss of future revenue, a delay in market acceptance, the diversion of development resources, damage to our reputation or increased service and warranty costs.

If our customers’ system security is breached and confidential information is stolen, our business and reputation could suffer.
      Users of our products transmit their and their customers’ confidential information, such as names, addresses, social security numbers and credit card information, over the Internet. In our license agreements with our customers, we typically disclaim responsibility for the security of confidential data and have contractual indemnities for any damages claimed against us. However, if unauthorized third parties are successful in illegally obtaining confidential information from users of our products, our reputation and business may be damaged, and if our contractual disclaimers and indemnities are not enforceable, we may be subject to liability.

We may acquire or make investments in companies or technologies that could hurt our business.
      In addition to our combination with Kanisa, in the future, we may pursue mergers or acquisitions to obtain complementary businesses, products, services or technologies. Entering into a merger or acquisition entails many risks, any of which could adversely affect our business, including:

•	failure to integrate the acquired assets and/or companies with our current business;

•	the price we pay may exceed the value we eventually realize;

•	potential loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

•	potential loss of key employees from either our current business or the acquired business;

•	entering into markets in which we have little or no prior experience;

•	diversion of management’s attention from other business concerns;

•	assumption of unanticipated liabilities related to the acquired assets; and

•	the business or technologies we acquire or in which we invest may have limited operating histories and may be subject to many of the same risks we are.
      Any of these outcomes could prevent us from realizing the anticipated benefits of any additional acquisitions. To pay for an acquisition, we might use stock or cash or, alternatively, borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. We may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges. In addition, we may incur significant, one-time write offs and amortization charges. These amortization charges and write offs could decrease our future earnings or increase our future losses.

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
      We believe that some companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may initiate patent litigation suits against third parties, such as infringement suits or interference proceedings. Lawsuits that we may file are likely to be expensive, may take significant time and could divert management’s attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any suits we may bring, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

The success of our software products depends on its adoption by our customers’ employees. If these employees do not accept the implementation of our products, our customers may fail to renew their service contracts and we may have difficulty attracting new customers.
      The effectiveness of our products depends in part on widespread adoption and use of our software by our customers’ customer service personnel and on the quality of the solutions they generate. Resistance to our software by customer service personnel and an inadequate development and maintenance of the system’s knowledge resources, business rule, and other configurations may make it more difficult to attract new customers and retain old ones.
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
      The license fees for our products often represent a significant expenditure of information technology (“IT”) capital for our customers. Any slowdown in the national or global economy or increased uncertainty resulting from acts of terrorism or war could cause existing and potential customers to reduce or reassess their planned IT expenditures. Such reductions in or eliminations of IT spending could cause us to be unable to maintain or increase our sales volumes, and therefore, have a material adverse effect on our revenues, operating results, ability to generate positive cash flow and stock price.

Increasing government regulation of the Internet could harm our business.
      As knowledge management, service resolution management, and the Internet continue to evolve, we expect that federal, state and foreign governments will adopt laws and regulations tailored to the Internet addressing issues like user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for knowledge management and service resolution management services and, therefore, the market for our products and services. Additionally, Internet security issues could deter customers from using the Internet for certain transactions or from implementing customer support websites.
      The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation of the Telecommunications Act’s information and content provisions are currently unsettled. The imposition of potential liability upon us and other software and service providers for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that new legislation and the Communications Decency Act could expose companies involved in Internet liability, which could limit the growth of Internet usage and, therefore, the demand for knowledge management and service resolution management solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

We may become involved in securities class action litigation, which could divert management’s attention and harm our business.
      In recent years, the common stocks of technology companies have experienced significant price and volume fluctuations. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in that type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could harm our business and operating results.

Our stock price may be adversely affected since our stock is not listed on an exchange or The Nasdaq Stock Market.
      As our stock is traded on the OTC Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to purchase. Consequently, the rule may deter broker-dealers from recommending or purchasing our common stock, which may further affect the liquidity of our common stock.

      Our failure to be listed on an exchange or Nasdaq makes trading our shares more difficult for investors. It may also make it more difficult for us to raise additional capital. Further, we may also incur additional costs under state blue sky laws in connection with any sales of our securities.

Shares available for future sale could adversely affect our stock price.
      Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 8,754,785 shares of our common stock are outstanding. Virtually all of the shares outstanding prior to the Kanisa merger (approximately 5,252,245 shares) are freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act and that are not registered for resale under our currently effective prospectus. The shares of our common stock issued in the merger with Kanisa and the shares of our common stock owned by our affiliates and not registered for resale under our currently effective prospectus are restricted securities, as that term is defined in Rule 144, and may in the future be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.

Our management owns a significant percentage of our company and will be able to exercise significant influence over our actions.
      Our officers and directors and related entities, who in the aggregate directly or indirectly control more than 50% of our outstanding common stock and voting power, control us. These stockholders collectively will likely be able to control our management policy, decide all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and elect our board of directors.

Voting agreements in place assure election of our current directors for 2005 and 2006.
      Certain of our stockholders owning more than 50% of our voting stock have entered into voting agreements to vote in favor of the current board members up for election in 2005 and 2006. This could negatively affect the ability of any third party to gain control of our company.

Terrorist attacks and other attacks or acts of war may adversely affect the markets on which our common stock trades, our financial condition and our results of operations.
      Acts of terrorism in the United States or elsewhere could cause instability in the United States and other financial markets. Armed hostilities or further acts of terrorism could cause further instability in financial markets and could directly impact our financial condition and our results of operations.

The regulatory environment surrounding accounting and corporate governance subjects us to certain legal uncertainties in the operation of our business and may increase the cost of doing business.
      We will face increased regulatory scrutiny associated with the highly publicized financial scandals and the various accounting and corporate governance rules promulgated under the Sarbanes-Oxley Act of 2002 and related regulations. Our management will review and will continue to monitor our accounting policies and practices, legal disclosure and corporate governance policies under the new legislation, including those related to relationships with our independent auditors, enhanced financial disclosures, internal controls, board and board committee practices, corporate responsibility and executive officer loan practices. We intend to fully comply with these laws. Nevertheless, the increased scrutiny and penalties involve risks to both us and our executive officers and directors in monitoring and ensuring compliance. A failure to properly navigate the legal disclosure environment and implement and enforce appropriate policies and procedures, if needed, could harm our business and prospects, including our ability to recruit and retain skilled officers and directors. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities and Exchange Commission, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Item 2.	Properties
      We own no real property. Following our combination with Kanisa, we changed our corporate headquarters from Pittsburgh, Pennsylvania to Cupertino, California. In Cupertino, we lease approximately 16,800 square feet of office space pursuant to a lease that expires in 2007. We also maintain approximately 10,400 square feet of office space in Pittsburgh, Pennsylvania. We believe that our current offices are adequate to support our existing operations. If necessary, however, we believe that we will be able to obtain suitable additional facilities on commercially reasonable terms, when needed.

Item 3.	Legal Proceedings
      In October 2003, we filed suit against Primus Knowledge Solutions, Inc. (“Primus”) in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by us. Primus filed an answer denying liability and asserting counterclaims against us, including allegations of interference, defamation and unfair competition. We subsequently asserted certain reply counterclaims against Primus. We refer to this action, including the related counterclaims and reply claims, as the Lawsuit.
      On August 10, 2004, Primus announced that it had entered into a definitive agreement and plan of merger whereby Primus would be acquired by Art Technology Group, Inc. or ATG.
      As of November 1, 2004, we entered into a settlement agreement with Primus and ATG in which:

•	Without any admission of liability by either party, we and Primus agreed to dismiss with prejudice all the claims, counterclaims and reply claims in the Lawsuit, and to deliver to each other mutual general releases.

•	We agreed to grant to Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the Lawsuit and a covenant not to sue under those patents.

•	Primus agreed to pay us the sum of $800,000 in cash and ATG agreed to guarantee this cash payment obligation.

•	Primus agreed to issue to us, immediately prior to the closing of ATG’s acquisition of Primus, shares of Primus common stock having a value of $850,000 based on ART stock price at the time of issuance and without taking into account any future fluctuations in the stock price. Although we agreed to certain restrictions on transfer of the shares of ATG common stock issued to us in connection with the acquisition by ATG of Primus, we sold all of our shares of ATG common stock in first quarter 2005, for an aggregate gross sales price of $1,018,250.
      In addition to the amounts payable to us under the foregoing agreement with Primus and ATG, our insurance carrier, agreed to pay the sum of $575,000 towards our out-of-pocket costs and expenses associated with the Lawsuit resulting in total cash and stock settlement proceeds of approximately $2.4 million. In connection with the Lawsuit, we incurred approximately $1.1 million in attorneys’ fees and other out-of-pocket expenses. Our net settlement proceeds after taking into consideration the out-of-pocket expenses were approximately $1,300,000, which was recorded as other income on our financial statements.
      From time to time, we engage in other litigation in the ordinary course of business. The result of current or future litigation is inherently unpredictable; however, we do not believe any asserted or pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders on December 7, 2004. The following matters were considered and voted upon at the special meeting:

•	the election of two directors for a three-year term on our board;

•	the approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock and to grant our board of directors the authority to set the ratio for the reverse split or to not complete the reverse split; and

•	the approval of an amendment to our Certificate of Incorporation to decrease the number of authorized shares of common stock to 50,000,000 shares subject to completion of the reverse stock split.
      At the meeting, Robert Hemphill, Jr. and Thomas Unterberg were reelected to our board for a three-year term expiring in 2007. In addition, Kent Heyman, Bruce Molloy and Timothy Wallace continued as directors after the meeting.
      The votes on the matters presented to our stockholders were as follows:

	Votes For	Votes Against	Votes Abstained

Election of Robert Hemphill, Jr. as a director	31,882,497	N/A	10,603
Election of Thomas Unterberg as a director	31,843,497	N/A	49,603
Approval of an amendment to our Certificate of Incorporation to authorize our board to effect a reverse stock split of our common stock	31,828,701	51,835	12,564
Approval of an amendment to our Certificate of Incorporation to decrease the number of authorized shares of common stock upon implementation of a reverse split	31,831,128	52,805	9,167
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for our common stock
      Our common stock was quoted on the Nasdaq National Market from August 25, 2000 until April 24, 2002 and on the Nasdaq SmallCap Market from April 25, 2002 until May 4, 2003. Since May 5, 2003, our common stock has been traded on the over the counter bulletin board, a regulated service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. On March 24, 2005, the last sale price of our common stock was $4.40 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated. All prices have been adjusted retroactively to reflect the 1 for 10 reverse split, which was effective February 4, 2005. Our stock traded under the symbol “SVCW” until the reverse stock split at which time, the symbol was changed to “SVWN”.

	High	Low

2003
First Quarter	$5.60	$2.20
Second Quarter	$5.10	$1.30
Third Quarter	$8.00	$4.40
Fourth Quarter	$7.10	$5.10
2004
First Quarter	$8.90	$5.80
Second Quarter	$6.80	$5.20
Third Quarter	$5.90	$3.20
Fourth Quarter	$5.40	$3.60

      As of March 24, 2005, there were approximately 400 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.
Dividend Policy
      We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business.
Recent Sales of Unregistered Securities
      On February 8, 2005, we completed our combination with Kanisa Inc. through the merger of a wholly owned subsidiary with and into Kanisa (the “Merger”). As a result, Kanisa became a wholly-owned subsidiary of ours. Pursuant to the Merger, the Kanisa stockholders received a total of 3,501,400 shares of our common stock, which represents 40% of our outstanding stock after the Merger. In addition, we issued warrants to purchase 423,923 shares of common stock at an exercise price of $7.20 per share to the Kanisa stockholders. The warrants will expire in January 2009. The Kanisa stockholders received shares and warrants based on an exchange ratio determined in accordance with Kanisa’s charter documents. The issuance of shares of our common stock and warrants in consideration for the Merger are exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act and Regulation D thereunder. Each Kanisa stockholder who received our securities is an “accredited investor” as that term is defined in Regulation D and the issuance of the securities met the other requirements of Regulation D.

Item 6.	Selected Financial Data
      The following financial information for the five years ended December 31, 2004 has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA
(Prior year amounts reclassified)
Total revenues	$12,502	$11,511	$10,158	$12,427	$17,800
Net loss from continuing operations	$(1,694)	$(2,979)	$(6,825)	$(31,486)	$(21,781)
Net (loss) income per common share, basic and diluted
Continuing operations	$(0.33)	$(1.23)	$(2.85)	$(13.00)	$(16.53)
Discontinued operations	—	—	—	0.73	1.52

Net loss per share	$(0.33)	$(1.23)	$(2.85)	$(12.27)	$(15.01)

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Total assets	$16,953	$8,084	$8,735	$13,886	$47,072
Long term debt	384	599	109	443	1,478
      Until July 2001, we had two reportable business segments: software and content. In July 2001, we completed the sale of our content segment. The content segment is reported as a discontinued operation in our 2001 consolidated statement of operations.

      The above financial information does not include any financial performance of Kanisa, which will be included in our financial statements from and after the date of merger on February 8, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.
Overview
      On February 8, 2005, we combined Kanisa Inc. through the merger of a wholly owned subsidiary of ours with and into Kanisa. As a result, Kanisa became our wholly owned subsidiary. Upon the consummation of the merger, we relocated our headquarters to Kanisa’s offices in Cupertino, California. Kanisa was founded in 1997 and has pioneered the use of a knowledge management platform for customer services applications. Prior to the merger, Kanisa was a privately held organization and its technology has resulted in broad industry recognition and awards for its products and performance.
      We are a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, our service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. Our SRM applications complement, integrate with, and enhance traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. Our customers include some of the largest companies in the world and our products enable them to reduce operating and service delivery costs, improve customer satisfaction, and increase revenues.
      We are principally engaged in the design, development, marketing and support of software applications and services. Substantially all of our revenues are derived from a perpetual license of our software products, the related professional services and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as our training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations provide a broad range of implementation services, training, and technical support to our customers and implementation partners. Our service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of our solutions. Substantially all of our professional service arrangements are billed on a time and materials basis. Payment terms for our arrangements are negotiated with our customers and determined based on a variety of factors, including the customer’s credit standing and our history with the customer.
Description of Statement of Operations

Revenues
      We market and sell our products primarily in North America through our direct sales force and outsourcers. Indirect revenues generated by outsourcers were 8% of total revenues in 2004 and approximately 2% of total revenues in 2003. Internationally, we market our products through value-added resellers, software vendors and system integrators. International revenues were 9% of total revenues in 2004 and 7% of total revenues in 2003. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

Cost of Revenues
      Cost of license revenues consists primarily of the expenses related to royalties and amortization of purchased technology. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, fees for sub-contractors, and the costs associated with maintaining our customer support site.

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
      Our revenue recognition policy is governed by Statement of Position (SOP) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software and services transactions. In addition, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC, and the Emerging Issues Task Force of the Financial Accounting Standards Board continues to issue additional guidance on revenue recognition. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material effect on our financial condition and results of operations.

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

Intangible Assets and Goodwill
      Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and our current market value. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be misstated. During 2004, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2004 and determined that we did not have an impairment loss.

Income Taxes
      We record valuation allowances to reduce deferred tax assets to the amount more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax strategies. Should a change in circumstances lead to a change in judgment about the reliability of deferred tax assets in future years, we would adjust the related valuation allowances in the period in which the change in circumstances occurs, along with a corresponding increase in or charge to income.
Trends/ Uncertainties that may affect our business and common stock
      On February 8, 2005, we completed our merger with Kanisa, a pioneer of service resolution management (SRM) software applications. The transaction will be accounted for under the purchase method of accounting with us as the acquiror for accounting purposes.
      In pursuing this merger, we determined that combining the technology, research and development resources, customer relationships and sales and marketing capabilities of the two companies could create a stronger and more competitive company, with the breadth and scale that our market demands. In reaching the decision to enter into the merger, there were a number of additional specific reasons why we believe the acquisition will be beneficial. These potential benefits include the following:

•	the belief that the merger will better enable us to satisfy demand for a single, integrated suite of collaborative support applications for agent-assisted service, self-service, and peer-service communities that includes functionality for online commerce and customer service and covers the full range of customer interactions ,including call centers, e-mail and the internet;

•	the fact that the two product offerings are largely complementary, with only limited functional overlap, and utilize compatible technology;

•	the opportunity to increase revenues by combining Kanisa customers with our customers, and by cross selling each company’s product set to the customers of the other company;

•	the belief that enlarging our installed base and adding to our stream of maintenance and support revenues would benefit our results of operations;

•	the opportunity to achieve expense reduction synergies through elimination of duplicative functions and expenses; and

•	the belief that the combined experience, research and development resources and sales and marketing capabilities of the two companies will better enable us to respond quickly and effectively to rapid changes in technology, customer requirements and competitive landscape which characterize our industry.
      Integrating acquired organizations and their products and services may be expensive, time-consuming and a strain on our resources and our relationships with employees and customers, and ultimately may not be successful. Our merger with Kanisa involves the integration of two companies that previously operated independently. The difficulties of combining the operations of the companies include:

•	the challenge of effecting integration while carrying on an ongoing business;

•	the necessity of coordinating geographically separate organizations;

•	retaining and integrating personnel with diverse business backgrounds;

•	retaining existing customers and strategic partners of each company;

•	changes in management may impair our relationships with employees and customers;

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems.
      The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two operations could have an adverse effect on our business, results of operations or financial condition. The economies of scale and operating efficiencies that we expect to result from the merger may not be realized within the time periods contemplated or at all.

Results of Operations
      The following table sets forth consolidated statement of operations data:

	For the Year Ended December 31,

	2004		2003		2002

Revenues
Licenses	$5,243,910	41.9%	$4,934,345	42.9%	$3,781,220	37.2%
Services	7,258,217	58.1	6,577,090	57.1	6,377,130	62.8

Total revenues	12,502,127	100.0	11,511,435	100.0	10,158,350	100.0

Cost of revenues
Cost of licenses	412,972	3.3	270,325	2.3	969,034	9.5
Cost of services	4,372,888	35.0	2,923,355	25.4	3,664,867	36.1

Total cost of revenues	4,785,860	38.3	3,193,680	27.7	4,633,901	45.6

Gross margin	7,716,267	61.7	8,317,755	72.3	5,524,449	54.4
Operating expenses:
Sales and marketing	4,781,641	38.2	5,116,062	44.5	5,375,205	52.9
Research and development	2,197,588	17.6	1,961,959	17.0	2,899,142	28.5
General and administrative	2,402,891	19.2	2,119,126	18.4	2,963,919	29.2
Intangible assets amortization	—	—	146,746	1.3	346,439	3.4
Restructuring and other special charges	—	—	(20,000)	(0.2)	(419,173)	(4.1)

Total operating expenses	9,382,120	75.0	9,323,893	81.0	11,165,532	109.9

Loss from operations	(1,665,853)	(13.3)	(1,006,138)	(8.7)	(5,641,083)	(55.5)
Other income (expense) net	(28,399)	(0.2)	(1,973,167)	(17.1)	(1,184,278)	(11.7)

Net loss	$(1,694,252)	(13.5)%	$(2,979,305)	(25.8)%	$(6,825,361)	(67.2)%

      The above financial information does not include any financial performance of Kanisa, which will be included in our financial statements from and after the date of merger on February 8, 2005. Our historical operating results may not be reflective of future operating results because of the material changes in our business structure that will result from the merger with Kanisa.
Years Ended December 31, 2004 and 2003

Revenues
      Total revenues increased 8.6% to $12.5 million in 2004 from $11.5 million in 2003. The increase was due to the momentum being generated by Hewlett Packard’s Managed Services Group, an upswing in services revenues generated by our Solution Services group, and an increase in our maintenance contract base as we add customers year over year, many of whom continue to renew.
      License revenues increased 6.3% to $5.2 million in 2004 from $4.9 million in 2003. The increase in license revenues was due to the momentum being generated by our Hewlett Packard Managed Services Group, who generated approximately $700,000 in license revenues in 2004.
      Service revenues increased 10.4% to $7.3 million in 2004 from $6.6 million in 2003. The primary reason for the increase was the increase of our maintenance contract base. During 2004, our renewal rate remained consistent at approximately 95%.

Cost of Revenues
      Cost of revenues increased to $4.8 million in 2004 from $3.2 million in 2003. Cost of revenues as a percentage of revenues increased to 38.3% from 27.7%. Cost of license revenues increased to $0.4 million in 2004 from $0.3 million in 2003. As a percentage of revenues, the cost of license revenues increased to 3.3% from 2.3%. The increase in the cost of license revenues was primarily attributable to a increase in product royalties payable to third parties.
      Cost of service revenues increased to $4.4 million in 2004 from $2.9 million in 2003. As a percentage of revenues, the cost of service revenues increased to 35.0% from 25.4%. The increase in the cost of service revenues was principally the result of a 73.3% increase in customer support and services personnel to a high of 26 in 2004 from an average of 16 in 2003. In addition, there was an increased use of a third party contracting firm to support major services efforts.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses decreased to $4.8 million, or 38.2% of revenues, in 2004 from $5.1 million, or 44.4% of revenues, in 2003. The decrease is primarily attributable to the closing of our United Kingdom sales office in July 2003.
      Research and Development. Research and development expenses increased to $2.2 million, or 17.6% of revenues, in 2004 from $2.0 million, or 17.0% of revenues, in 2003. The increase is primarily attributable to the use of an increased number of third party resources for development purposes.
      General and Administrative. General and administrative expenses increased to $2.4 million, or 19.2% of revenues in 2004 from $2.1 million, or 18.4% of revenues in 2003. The increase resulted primarily from stock based compensation in the amount of $241,195 recorded upon the issuance of restricted stock to executives and warrants issued in a lawsuit settlement in 2004.
      Intangible Assets Amortization. Intangible assets amortization was $0.1 million or, 1.3% of revenues in 2003. Intangible assets amortization consisted of the amortization expense for the intangible assets resulting from our acquisition of the Molloy Group in 1999. The components of our intangible assets were fully amortized in 2003. As such, there were no expenses for intangible asset amortization in 2004.
      Other income (expense), net. Other income (expense), net consists primarily of interest income received from short-term investments, interest expense and amortization expense related to our convertible notes and bank borrowings. Other income (expense), net decreased to $28,000 of net expense in 2004 from $2.0 million of net expense in 2003. The decrease was primarily the result of other income of approximately $1.3 million received in conjunction with the Primus lawsuit settlement. Offsetting interest expense of approximately $1.3 million primarily represents amortization of the beneficial conversion feature, discount and debt issue costs recognized in conjunction with the issuance of the convertible notes.
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
      Service revenues increased 3.1% to $6.6 million in 2003 from $6.4 million in 2002. The primary reason for the increase was the increase in the average contract price from 2002 to 2003. Although the number of services contracts from existing customers remained the same from 2002 to 2003, the average contract price increased from $33,000 in 2002 to $51,000 in 2003.

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

Operating Expenses
      Sales and Marketing. Sales and marketing expenses decreased to $5.1 million, or 44.5% of revenues, in 2003 from $5.4 million, or 52.9% of revenues, in 2002. The decrease is primarily attributable to the closing of our United Kingdom sales office in July 2003. In addition, allocated overhead expenses were significantly less as a result of an overall reduction in overhead spending across the board.
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
      Intangible Assets Amortization. Intangible assets amortization decreased to $0.1 million or 1.3% of revenues in 2003 from $0.3 million, or 3.4% of revenues in 2002. Intangible assets amortization consists of the amortization expense for the intangible assets resulting from our acquisition of the Molloy Group in 1999. The decrease is primarily due to components of our intangible assets becoming fully amortized.
      Restructuring and other special charges. During 2003, there were no restructuring or other special charges, but there was a change in the estimate of a previous accrual in the amount of $20,000. In 2001, we recognized a restructuring charge primarily representing excess facilities costs and severance benefits resulting from reductions in force of approximately 180 employees. A portion of these restructuring charges related to potential costs for terminating certain real estate leases. In 2002, we reduced this accrual by $0.4 million to reflect changes in assumptions made for the initial charge. Additionally, a credit of $0.1 million to restructuring expense was recorded in 2002 representing a change in the estimate of termination costs for certain service contracts.
      Other special charges in 2002 of $112,000 consisted of the forgiveness of stockholder loans and a reserve for accrued interest related to the outstanding stockholder loans.
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
      As of December 31, 2004, we had $10.9 million in cash and cash equivalents and investments. As of the date of this filing we have no debt, other than payables and accruals in the ordinary course of business. In January 2004, we raised $7.4 million, net of expenses, from additional issuances of equity securities to finance our operations and to develop our business. The additional funding was raised through a private placement of equity securities consisting of 1,230,769 shares of common stock and five-year warrants to purchase 615,384 shares of common stock at $7.20 per share. On February 10, 2004, our convertible notes were converted into common stock as part of terms of the equity funding. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund 2005 operations through operating revenue and cash balances.
      In October 2002, we entered into a loan and security agreement with Comerica Bank — California . The agreement allowed for a revolving line of credit and a term loan. Borrowings under the loan agreement were collateralized by essentially all of our tangible and intangible assets. At December 31, 2003, we had a $250,000 balance outstanding under the revolving line of credit. In January 2004, we repaid the borrowings under the line of credit and the line of credit was terminated.
      We incurred a net loss of $1.7 million for 2004. Over the past three years, we have taken substantial measures to reduce our costs and we believe that we have improved our chances of achieving profitability before non-cash, other special, and non-recurring charges in 2005. However, our costs are expected to increase in 2005 as a result of the merger with Kanisa, including employee severances and transition expenses to be incurred in connection with the combination of the companies.
      Net cash provided by operating activities in 2004 was generated by reducing our net loss and accounts receivable while increasing our accruals and other liabilities since our non-cash expense items exceeded our net loss. Net cash used in operating activities in 2003 and 2002 was principally the result of our net losses. The amount of cash used in current operations was substantially lower during 2003 due to our improved performance.
      Net cash used in investing activities in 2004 and 2002 was primarily attributable to the purchase of short-term investments. Net cash provided by investing activities in 2003 was primarily attributable to the sale of short-term investments offset by property and equipment acquisitions.
      Net cash provided by financing activities in 2004 was primarily due to the proceeds from the equity funding reduced by the repayment of a borrowing under our revolving line of credit, which is now terminated. Net cash used in financing activities in 2003 was primarily due to the repayment of borrowings under our revolving line of credit. Net cash provided by financing activities in 2002 was primarily from the proceeds received upon issuance of our convertible notes and borrowings under our revolving line of credit.
      There can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Furthermore, our stockholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of our company.
Contractual Obligations
      As of December 31, 2004, we are obligated to make cash payments in connection with our capital leases, debt and operating leases. The effect of these obligations and commitments on our liquidity and cash flows in future periods are listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are our contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less Than	1-3	4-5
	Total	1 Year	Years	Years

	(In thousands)
Capital lease obligations	$105	$39	$47	$19
Operating lease obligations	980	205	438	337

Total contractual obligations	$1,085	$244	$485	$356

      The above table as of December 31, 2004, does not include any obligations or commitments of Kanisa, which we have assumed upon the merger consummated in February 2005.
Off-Balance Sheet Arrangements
      We have no material off-balance sheet debt or other unrecorded obligations other than the items noted in the above table.
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have any variable interest entities.
      The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share in March 2004. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. We adopted EITF 03-6 during the second quarter of 2004. The adoption of EITF 03-6 has had no impact on our results of operations.
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the Employee Stock Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Employee Stock Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that we currently use for our footnote disclosure). SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective July 1, 2005.

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
      Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 9% percent in 2004 and 7% in 2003. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations could potentially harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
      Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Since we do not currently have any debt, we are not subject to material interest rate risk at this time.
      Our current investment policy permits investment of temporarily idle funds with commercial banks, investment banks, savings and loan associations, securities dealers, and in money market mutual funds. We believe that default risk is minimized by investing only in securities rated A or better and by diversifying the portfolio. Market risk is minimized by ensuring that the cash flows of the portfolio securities are reasonably and conservatively matched to anticipate cash requirements.

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of ServiceWare Technologies, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of ServiceWare Technologies, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 9, 2005

ServiceWare Technologies, Inc.
Consolidated Balance Sheets

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$2,522,305	$1,437,721
Marketable securities, available for sale	8,416,461	—
Accounts receivable, less allowance for doubtful accounts of $94,588 in 2004 and $100,000 in 2003	2,529,081	3,348,279
Prepaid expenses and other current assets	513,072	419,551

Total current assets	13,980,919	5,205,551
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,510,616	1,509,819
Computer equipment and software	4,830,356	5,013,363

Total property and equipment	6,340,972	6,523,182
Less accumulated depreciation	(5,890,323)	(6,001,671)

	450,649	521,511
Purchased technology, net	—	33,337
Goodwill	2,323,791	2,323,791
Other non current assets	197,611	—

Total long term assets	2,972,051	2,878,639

Total assets	$16,952,970	$8,084,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving line of credit	$—	$250,000
Accounts payable	1,693,333	1,098,978
Accrued compensation and benefits	407,014	274,438
Deferred revenue — licenses	378,885	22,548
Deferred revenue — services	2,720,380	2,457,931
Current portion of capital lease obligations	34,211	41,698
Other current liabilities	571,919	478,583

Total current liabilities	5,805,742	4,624,176
Convertible debt, net of unamortized discount of $979,680 in 2003	—	2,753,033
Non current deferred revenue	322,676	545,618
Capital lease obligations	60,961	54,117

Total liabilities	6,189,379	7,976,944
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 5,268,899 and 2,468,454 shares issued and 5,252,241 and 2,432,501 shares outstanding in 2004 and 2003, respectively	526,890	246,845
Additional paid-in capital	83,360,602	76,432,608
Treasury stock, at cost, 16,655 and 35,952 shares in 2004 and 2003, respectively	(62,166)	(133,568)
Deferred compensation	(161,682)	—
Warrants	4,765,479	46,400
Accumulated other comprehensive income	513,759	—
Accumulated deficit	(78,179,291)	(76,485,039)

Total stockholders’ equity	10,763,591	107,246

Total liabilities and stockholders’ equity	$16,952,970	$8,084,190

The accompanying notes are an integral part of the consolidated financial statements.

ServiceWare Technologies, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Revenues
Licenses	$5,243,910	$4,934,345	$3,781,220
Services	7,258,217	6,577,090	6,377,130

Total revenues	12,502,127	11,511,435	10,158,350

Cost of revenues
Cost of licenses	412,972	270,325	969,034
Cost of services	4,372,888	2,923,355	3,664,867

Total cost of revenues	4,785,860	3,193,680	4,633,901

Gross margin	7,716,267	8,317,755	5,524,449
Operating expenses
Sales and marketing	4,781,641	5,116,062	5,375,205
Research and development	2,197,588	1,961,959	2,899,142
General and administrative	2,402,891	2,119,126	2,963,919
Intangible assets amortization	—	146,746	346,439
Restructuring and other special charges (income)	—	(20,000)	(419,173)

Total operating expenses	9,382,120	9,323,893	11,165,532

Loss from operations	(1,665,853)	(1,006,138)	(5,641,083)
Other income (expense)
Interest expense	(1,277,961)	(1,951,326)	(1,235,722)
Other (net)	1,249,562	(21,841)	51,444

Other income (expense), net	(28,399)	(1,973,167)	(1,184,278)

Net loss	$(1,694,252)	$(2,979,305)	$(6,825,361)

Net loss per share, basic and diluted	$(0.33)	$(1.23)	$(2.85)
Shares used in computing per share amounts	5,140,378	2,419,750	2,395,639
The accompanying notes are an integral part of the consolidated financial statements.

ServiceWare Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

								Accumulated
								Other
	Common Stock		Additional	Treasury Stock				Comprehensive		Total
			Paid-in			Deferred		Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Warrants	(Loss)	Deficit	Equity

Balance at December 31, 2001	2,382,816	$246,549	$71,774,297	82,675	$(307,160)	$(113,896)	$1,414,564	$(24,263)	$(66,680,373)	$6,309,718
Exercise of stock options	16,000	—	(13,144)	(16,000)	59,444	—	—	—	—	46,300
Issuance of stock for Employee Stock Purchase Plan	9,520	296	6,161	(6,558)	24,365	—	—	—	—	30,822
Stock based compensation	—	—	78,344	—	—	—	—	—	—	78,344
Amortization of warrants	—	—	—	—	—	104,348	—	—	—	104,348
Beneficial conversion feature of convertible notes	—	—	2,338,068	—	—	—	—	—	—	2,338,068
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—	—	(12,556)	—	(12,556)
Net loss	—	—	—	—	—	—	—	—	(6,825,361)	(6,825,361)

Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(6,837,917)

Balance at December 31, 2002	2,408,336	246,845	74,183,726	60,117	(223,351)	(9,548)	1,414,564	(36,819)	(73,505,734)	2,069,683
Exercise of stock options	9,060	—	(8,479)	(9,060)	33,660	—	—	—	25,181
Issuance of stock for Employee Stock Purchase Plan	15,105	—	(17,602)	(15,105)	56,123	—	—	—	38,521
Beneficial conversion feature of convertible notes	—	—	906,799	—	—	—	—	—	—	906,799
Expiration of warrants	—	—	1,368,164	—	—	—	(1,368,164)	—	—	—
Amortization of warrants	—	—	—	—	—	9,548	—	—	—	9,548
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—	—	36,819	—	36,819
Net loss	—	—	—	—	—	—	—	—	(2,979,305)	(2,979,305)

Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,942,486)

Balance at December 31, 2003	2,432,501	246,845	76,432,608	35,952	(133,568)	—	46,400	—	(76,485,039)	107,246
Exercise of warrants and stock options	19,725	213	31,724	(17,600)	65,120	—	—	—	—	97,057
Beneficial conversion feature of convertible notes	—	—	232,672	—	—	—	—	—	—	8,351
Issuance of stock under Employee Stock Purchase Plan	1,697	—	2,069	(1,697)	6,282	—	—	—	—	232,672
Issuance of common stock and warrants, net of $574 of issuance costs	1,230,769	123,077	2,681,865	—	—	—	4,614,154	—	—	7,419,096
Issuance of warrants for settlement of lawsuit	—	—	—	—	—	—	104.925	—	—	104,925
Issuance of common stock related to note conversion	1,535,386	153,539	3,684,928	—	—	—	—	—	—	3,838,467
Stock based compensation awards	32,163	3,216	294,736	—	—	(297,952)	—	—	—	—
Stock based compensation expense	—	—	—	—	—	136,270	—	—	—	136,270
Other comprehensive income (loss):
Unrealized gain on short term investments	—	—	—	—	—	—	—	513,759	—	513,759
Net loss	—	—	—	—	—	—	—	—	(1,694,252)	(1,694,252)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,180,493)

Balance at December 31, 2004	5,252,241	$526,890	$83,360,602	16,655	$(62,166)	$(161,682)	$4,765,479	$513,759	$(78,179,291)	$10,763,591

The accompanying notes are an integral part of the consolidated financial statements.

ServiceWare Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net loss	$(1,694,252)	$(2,979,305)	$(6,825,361)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Non cash items:
Depreciation	316,267	801,195	1,654,655
Amortization of intangible assets and warrants	33,337	206,297	800,710
Warrants issued in connection with settlement of lawsuit	104,925	—	—
Amortization of beneficial conversion feature related to convertible notes	1,162,150	1,429,603	885,948
Amortization of discount on convertible notes	50,196	115,341	109,456
Interest expense paid by issuing convertible notes	105,760	347,032	135,681
Provision for doubtful accounts	—	25,000	(70,000)
Stock based compensation	136,270	—	78,344
Non cash portion of legal settlement	(850,000)	—	—
Other non cash items	(7,362)	32,905	(17,885)
Changes in operating assets and liabilities:
Accounts receivable	819,198	(1,839,021)	517,094
Other assets	(230,132)	(7,354)	635,543
Accounts payable	594,355	(53,995)	515,662
Accrued compensation and benefits	132,576	114,440	(640,776)
Deferred revenue	395,844	870,830	(1,861,824)
Other liabilities	116,156	(15,923)	(1,175,685)

Net cash provided by (used in) operating activities	1,185,288	(952,955)	(5,258,438)

Cash flows from investing activities
Purchase of short term investments	(7,052,702)	—	(3,004,882)
Sales of short term investments	—	500,080	2,491,003
Property and equipment acquisitions	(207,814)	(94,558)	(13,602)
Payments for purchase of InfoImage assets	—	—	(100,000)
Increase in restricted cash	(61,000)	—	—
Proceeds from sale of equipment	1,460	12,153	15,620

Net cash (used in) provided by investing activities	(7,320,056)	417,675	(611,861)

Cash flows from financing activities
Repayments of principal of capital lease obligation	(32,332)	(38,500)	(37,310)
Repayments of principal of term loan	—	—	(258,197)
Repayments of borrowings under revolving line of credit	(250,000)	(800,000)	—
Proceeds from borrowings under revolving line of credit	—	250,000	800,000
Proceeds from issuance of convertible notes, net of debt issuance costs	—	—	2,975,000
Proceeds from equity funding, net of issuance costs	7,419,096	—	—
Proceeds from stock option and employee stock purchase plan issuances	82,588	63,702	76,960

Net cash provided by (used in) financing activities	7,219,352	(524,798)	3,556,453

Effect of exchange rate changes on cash	—	36,598	(14,873)
Increase (decrease) in cash and cash equivalents	1,084,584	(1,023,480)	(2,328,719)
Cash and cash equivalents at beginning of year	1,437,721	2,461,201	4,789,920

Cash and cash equivalents at end of year	$2,522,305	$1,437,721	$2,461,201

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,765	$14,613	$21,444
Supplemental disclosures of non-cash transactions
Conversion of convertible debt and accrued interest to common stock	$3,838,467	$—	$—
Expiration of warrants at no consideration	$—	$1,368,164	$—
Exercise of warrants by bank	$22,820	$—	$—
Unrealized gain on short term investments	$513,759	$—	$—
Property, plant, and equipment acquired under capital leases	$31,689	$—	$92,000
Increase in Additional Paid-In Capital related to beneficial conversion feature	$232,672	$906,799	$2,338,068
Non cash portion of legal settlement	$850,000	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Note 1.	Organization of the Company
      ServiceWare, Technologies, Inc. (the “Company”) is a provider of knowledge-powered support solutions that enable organizations to deliver superior service for customers, employees and partners by transforming information into knowledge. Founded in 1991 in Pennsylvania, the Company sells its products throughout the United States and Europe.
      The Company’s products, powered by the Cognitive Processor®, a patented self-learning search technology, enables organizations to capture and manage intellectual capital. This repository of corporate knowledge, known as a knowledge base, can then be easily accessed by way of a browser to effectively answer inquiries made either over the Web or through the telephone to a customer contact center or help desk.
      Customers use the Company’s knowledge management solutions to:

•	Strengthen relationships with customers, partners, suppliers and employees

•	Decrease operating costs

•	Improve creation, dissemination and sharing of enterprise knowledge

•	Integrate seamlessly with existing technology investments
      The Company’s software solutions allow the Company’s customers to provide personalized, automated Web-based service tailored to the needs of their users. The Company’s products enable businesses to capture enterprise knowledge, solve customer problems, reuse solutions and share captured knowledge throughout the extended enterprise. The Company’s products also enable the extended enterprise to access this knowledge online. In addition, through the self-learning features of the patented Cognitive Processor technology, the solutions generated by these products are intelligent in that they have the capability to learn from each interaction and automatically update themselves accordingly. The Company’s products include a Web-based self-service for customers, partners and employees, a product for customer service, sales and field service personnel, and a product for quality assurance managers and system administrators.
      On February 8, 2005, the Company combined with Kanisa Inc. (“Kanisa”) through the merger of a wholly owned subsidiary of the Company with and into Kanisa. Refer to Note 19.

Note 2.	Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions. In July 2003, the Company closed its subsidiary in the United Kingdom.
Revenue Recognition
      The Company’s revenue recognition policy is governed by Statement of Position (SOP) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. The Company derives its revenues from licenses for its products sold directly to end-users and indirectly through distributors as well as from providing related services, including installation and training, consulting, customer support and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed or determinable, and collection of the amount due from the customer is deemed probable. Additionally, in sales contracts that have multi-element arrangements, the Company recognizes revenue using the residual method.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
      Maintenance and support revenues are derived from the sale of maintenance and support contracts, which provide end-users with the right to receive maintenance releases of the licensed products, access to the support website and access to the customer support staff. Maintenance and support revenues are recognized on a straight-line basis over the term of the contract. Payments for maintenance and support revenues are normally received in advance and are nonrefundable.
      Revenues for installation and training, implementation and system integration projects, and consulting services are recognized as the services are performed.
Cost of revenues
      Cost of licenses revenues consists primarily of the expenses related to royalties and amortization of purchased technology.
      Cost of services revenues consists of direct and indirect costs related to service revenues which primarily include salaries, benefits, direct expenses and allocated overhead costs related to the customer support and services personnel, fees for subcontractors and the cost associated with maintaining the Company’s customer support site.
Cash and Cash Equivalents
      Cash and cash equivalents include cash and interest-bearing money market deposits with financial institutions having original maturities of thirty days or less. Cash equivalents are stated at cost, which approximates market value. The amounts held by major financial institutions may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, subject the Company to minimal risk.
Restricted Cash
      The Company has included $61,000 of restricted cash in other non-current assets. The restricted cash is held as a deposit for the Company’s Pittsburgh, Pennsylvania office lease.
Marketable securities, available for sale
      The Company considers all marketable securities as available-for-sale. Accordingly, these securities are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The securities consist of corporate bonds, government bonds, auction rate preferred securities and common stock.
      The majority of the Company’s investments are held in an account with an investment firm of which a Director of the Company is an affiliate. Refer to Note 16.
Accounts receivable and allowance for doubtful accounts
      Trade accounts receivable are recorded at the invoice amount and do not bear interest. The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on an evaluation of specific accounts, which evaluation is conducted when information is available indicating that a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations.
Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment is amortized over two years, computer software over three years, and furniture and office equipment over five years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense. Capital leases, which are for office equipment, are amortized over the term of the lease. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains or losses are reflected in the consolidated statement of operations.
Impairment of long-lived assets
      All long-lived assets were tested for impairment of carrying value as of December 31, 2004 using assumptions and techniques employed in the original valuations and following the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Specifically, the sum of the projected future cash flows to be derived from assets with definite lives was compared with the net book carrying value. These tests indicated that none of the long-lived assets had impairment in carrying value. The Company will retest these assets annually as of December 31 or more frequently if events or changes in circumstances indicate that assets might be impaired.
Internal Use Computer Software
      The Company applies AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”). Accordingly, the Company capitalizes internal and external costs related to software and implementation services in connection with its internal use software systems.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
Intangible Assets and Goodwill
      Intangible assets and goodwill consists of technology purchased from InfoImage in August 2002 and customer list and goodwill, which resulted primarily from the acquisition of the Molloy Group in July 1999.
      On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of long-lived assets, including identifiable intangible asset resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows expected to be generated from the businesses acquired over the remaining life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the cash flows will be discounted to present value and the assets will be reduced to this amount. There was no impairment for the years ended December 31, 2004, 2003 and 2002.
      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, and ceased amortization of goodwill and concluded that a transitional impairment adjustment was not necessary. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and, at a minimum, annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds the estimated fair value. The Company performed an impairment review in 2004, 2003 and 2002 and concluded that no impairment loss was necessary.
Concentration of Credit Risk/ Major Customers
      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells its products to end-users directly, and the Company’s customer base is dispersed across many different geographic areas primarily throughout North America and parts of Europe. The Company believes it maintains adequate reserves for potential credit losses and to date, such losses have been minimal and within management’s estimates.
      In 2004, two customers accounted for 12% and 9% of total licenses and services revenues, excluding maintenance, and 0% and 8% of total trade accounts receivable at December 31, 2004. In 2003, two customers accounted for 12% and 7% of total revenues and 3% and 28% of total accounts receivable at December 31, 2003. In 2002, two customers accounted for a total of 11% and 8% of total revenues.
Capitalized Software
      Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the “working model” approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2004, 2003, and 2002, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations with the exception of the technology acquired from InfoImage in August 2002 whereby $100,000 was capitalized. These amounts are classified as purchased technology and are being amortized on a straight-line basis over two to three years.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
Advertising Costs
      Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2004, 2003, and 2002 were approximately $157,000, $119,000, and $207,000, respectively.
Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiary was the local currency in the country in which the subsidiary was located. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars at the exchange rate in effect on the last day of the month of the balance sheet date. Revenues and expenses are translated at the average rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Gains and losses from foreign currency transactions are included in other income (expense), net for the periods presented. In July 2003, the Company closed its European subsidiary.
Stock Based Compensation
      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25. Refer to Note 9.
      The following proforma disclosure presents the Company’s net loss and loss per share had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123.

	2004	2003	2002

Net loss from continuing operations, as reported	$(1,694,252)	$(2,979,305)	$(6,825,361)
Add: Compensation expense reported in earnings	136,270	—	78,344
Less: Total stock based compensation expense under SFAS 123	(576,003)	(1,809,000)	(2,472,344)

Net loss	$(2,133,985)	$(4,788,305)	$(9,219,361)

Weighted average shares used to calculate basic and diluted loss per share	5,140,378	2,419,750	3,295,639
Net loss per share	$(0.42)	$(1.98)	$(2.80)
      The average fair value of the options granted is estimated at $5.80 in 2004, $3.60 in 2003 and $3.70 in 2002, on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2004	2003	2002

Volatility, annual rate	150%	325%	221%
Dividend yield	0.0%	0.0%	0.0%
Expected life, in years	3	3	3
Average risk-free interest rate	2.82%	1.98%	3.10%

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.
Use of Estimates
      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Net Loss Per Share
      In accordance with SFAS No. 128, “Earnings Per Share”, basic and dilutive net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. All potentially dilutive securities have not been included in the calculation of net loss per share due to their anti-dilutive effect.
Other Comprehensive Income (Loss)
      Other comprehensive income (loss) consists of net unrealized gains from securities available-for-sale in 2004 and foreign currency translation adjustments in 2003 and 2002.
Impact of Recently Issued Accounting Standards
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not have any variable interest entities.
      The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6 Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share in March      , 2004. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 has had no impact on the Company’s results of operations.
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s common

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
stock. Stock options, stock appreciation rights and shares issued under the Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that the Company currently uses for its footnote disclosure). SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective July 1, 2005.

Note 3.	Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable, payables and debt approximate their fair values at December 31, 2004 and 2003.

Note 4.	Accounts Receivable
      Accounts receivable consist of the following:

	December 31,

	2004	2003

Billed receivables	$2,623,669	$3,393,829
Unbilled receivables	—	54,450

	2,623,669	3,448,279
Allowance for doubtful accounts	(94,588)	(100,000)

Total receivables	$2,529,081	$3,348,279

      Activity in the allowance for doubtful accounts is as follows:

Balance

Balance, January 1, 2002	$376,142
Reduction of expense	(70,000)
Amounts written off	(135,144)

Balance, December 31, 2002	170,998
Net charge to expense	25,000
Amounts written off	(95,998)

Balance, December 31, 2003	100,000
Amounts written off	(5,412)

Balance, December 31, 2004	$94,588

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 5.	Intangible Assets and Goodwill
      Intangible assets and goodwill consists of technology purchased from InfoImage in August 2002 and customer list and goodwill, which resulted primarily from the acquisition of the Molloy Group in July 1999.

		December 31,

		2004			2003

	Amortization		Accumulated			Accumulated
Description	Period	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount

Molloy Group customer list	4 years	$1,043,543	$1,043,543	$—	$1,043,543	$1,043,543	$—
InfoImage technology	3 years	100,000	100,000	—	100,000	66,663	33,337

Total intangible assets		$1,143,543	$1,143,543	$—	$1,143,543	$1,110,206	$33,337

Goodwill				$2,323,791			$2,323,791

      Amortization expense was $33,337 and $50,004 for 2004 and 2003, respectively.

Note 6.	Debt
Credit Facilities
      In October 2002, the Company entered into a $2.5 million loan and security agreement with Comerica Bank — California (the “Bank”). The agreement provided for a revolving line of credit and a term loan. The term loan expired on October 16, 2003. Borrowings under the line of credit accrued interest at the Bank’s prime rate plus 1.5%, which was 5.5% at December 31, 2003. Borrowings under the loan agreement were collateralized by essentially all of the Company’s tangible and intangible assets. At December 31, 2003, the Company had outstanding borrowings of $250,000 under the revolving line of credit, which were repaid in January 2004, and the agreement terminated. In conjunction with this agreement, a warrant was issued to the Bank to purchase 5,000 shares of the Company’s Common Stock at an exercise price of $4.60 per share with a 10-year term. The warrant includes assignability to the Bank’s affiliates, antidilution protection and a net exercise provision. In addition, the Bank could have required the Company to repurchase the warrant for $69,000 after a change of control. The warrant is treated as consideration for the agreement and was valued at $22,990 on the date of the issuance using the Black Scholes option valuation model. As such, the warrant value was recorded as a debt issue cost and was amortized to interest expense over the life of the agreement. As the warrant contains a put option, the warrant value was accrued as a liability and not recorded as equity. The Bank exercised the warrant for no consideration in March 2004 and was issued 2,125 shares of common stock.
Convertible Notes
      On April 1, 2002, the Company signed a binding commitment letter for the sale of convertible notes. The closing of the transaction took place in two tranches on May 6 and June 19, 2002 with total proceeds of $2,975,000 being received, net of transaction costs of $275,000.
      Of the total amount of $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 were acquired by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company’s stock prior to the acquisition of convertible notes.
      The convertible notes were originally to mature 18 months from the closing date, bore interest at 10% per annum, and were originally convertible at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $3.00 per share. Interest was payable in cash or additional convertible notes, at the option of the Company. The convertible notes were senior unsecured obligations that ranked senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes were outstanding, the Company was restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.
      In accordance with EITF 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” the Company recognized in 2002 a beneficial conversion feature (“BCF”) in the aggregate amount of $2,225,000 as the difference between the market value of the Company’s common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors’ transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt in the accompanying 2002 consolidated balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction, which was also recorded as a discount on debt. The aggregate discount was being amortized as interest expense over the 18 month term of the convertible notes.
      On March 31, 2003, the noteholders agreed to an amendment to the original notes. The amendment reduced the conversion price from $3.00 per share to $2.50 per share and extended the term of the notes until July 15, 2004.
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
      On February 10, 2004, the notes were converted into common stock as part of the terms of an equity funding as discussed in Note 8. Additional interest of $105,760 was paid in shares of stock in connection with the conversion.

Note 7.	Restructuring and Other Special Charges
      In 2001, the Company implemented strategic restructurings to reduce its cost structure and focus on revenue growth opportunities in the knowledge management software market. The restructuring included severance and other benefit costs, costs for reduction and relocation of facilities, termination costs for certain service contracts and an equipment write off. As part of the restructuring plan, 180 employees were laid off in 2001.
      A portion of the restructuring charge related to potential costs for terminating certain real estate leases at the Company’s corporate headquarters then located in Oakmont, Pennsylvania, in addition to amounts related to unused capacity within the building. In 2002, the Company decided not to terminate the lease on the property as anticipated and accordingly reversed approximately $302,000 in exit reserves. Furthermore, a change in the estimate of the termination costs for certain service contracts resulted in a reduction to the restructuring expense of $99,000 in 2002.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
      A summary of the restructuring activity is as follows (amounts in thousands):

		Reduction and
	Severance and	Relocation of
	Other Benefits	Facilities	Other	Total

Accrual at January 1, 2002	$131	$767	$154	$1,052
Charges	—	113	113
Payments	—	(250)	(267)	(517)
Changes in estimates	(131)	(401)	—	(532)

Accrual at December 31, 2002	—	116	—	116
Payments	—	(96)	—	(96)
Changes in estimates	—	(20)	—	(20)

Accrual at December 31, 2003 and 2004	$—	$—	$—	$—

      Other special expenses consist of severance costs for senior executives, forgiveness of loans in connection with repurchases of common stock, and income tax gross-ups related to the loan forgiveness. The restructuring and other special expenses of separated executives consist of the following amounts:

	Year Ended December 31,

	2003	2002

Restructuring costs	$(20)	$(532)
Executive loan forgiveness and related tax costs	—	50
Reserve for stockholder loans	—	63

Total restructuring and other special charges	$(20)	$(419)

      There were no restructuring related costs in 2004.

Note 8.	Capital Stock
Common Stock and Preferred Stock
      The Company has two classes of capital stock consisting of common stock and preferred stock. As of December 31, 2004, a total of 100,000,000 shares were authorized for common stock and 5,000,000 shares were authorized for preferred stock.
      The Company has reserved 1,502,931 shares of common stock as of December 31, 2004. Of this total, 867,047 shares are reserved for exercise of stock options, and 635,884 shares are reserved for exercise of warrants.
      There are no shares of preferred stock outstanding as of December 31, 2004.
Stock Split
      At the Company’s 2004 annual meeting of stockholders on December 7, 2004, the stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its common stock and to grant its board of directors the authority until June 30, 2006 to set the ratio for the reverse split or to not complete the reverse split. The board granted authority to effect a 1 for 10 reverse stock split, which was effective February 4, 2005. The split is reflected in all share and per share information found throughout the consolidated financial statements. In addition, on February 4, 2005, the number of authorized shares of common stock was decreased to 50,000,000 shares upon completion of the reverse stock split.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
Stock offering
      On January 30, 2004, the Company secured an additional $7.5 million, net of expenses, in funding to finance its operations and the development of its business. The additional funding was raised through a private placement of equity securities consisting of 1,230,769 shares of common stock and five-year warrants to purchase 615,384 shares of common stock at $7.20 per share.
      On February 10, 2004, the Company’s convertible notes were converted into common stock as part of the terms of the equity funding.

Note 9.	Stock Option Plan
      Effective April 2000, the Company’s Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the “Plan”) which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the “1996 Plan”). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. A total of 875,000 shares of the Company’s Common Stock plus any shares of Common Stock previously reserved for stock options granted under the 1996 Plan which are forfeited prior to exercise may be issued pursuant to the Plan. Management and the Board of Directors determined the exercise price of incentive stock options for the period from April 2000 through the Company’s initial public offering in August 2000 (“IPO”). After the IPO, the exercise price of incentive stock options is the closing market price of the Company’s Common Stock on the date of the grant. The Board of Directors also determines the exercise price of nonqualified options. Options generally vest over a two-year period in equal annual amounts, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During 2004, the Company recorded $136,270 in stock based compensation expenses related to restricted stock grants to executives and granting options at less than market price.
      The following table summarizes option activity for the years ended December 31, 2004, 2003, and 2002:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding, December 31, 2001	413,848	$2.40 - $70.00	$11.81
Options granted	367,950	$3.20 - $ 5.80	$4.025
Options exercised	(16,000)	$2.50 - $ 3.80	$2.894
Options forfeited	(208,968)	$2.40 - $70.00	$13.55

Options outstanding, December 31, 2002	556,830	$2.40 - $70.00	$5.059
Options granted	97,046	$2.60 - $ 7.00	$3.635
Options exercised	(9,060)	$2.60 - $ 4.50	$3.623
Options forfeited	(68,045)	$2.60 - $25.00	$4.393

Options outstanding, December 31, 2003	576,771	$2.50 - $70.00	$4.710
Options granted	380,445	$4.09 - $ 8.19	$5.7913
Options exercised	(17,600)	$2.60 - $ 4.50	$4.2083
Options forfeited	(72,567)	$2.60 - $51.25	$5.8896

Options outstanding, December 31, 2004	867,049	$2.50 - $70.00	$5.0950

Options exercisable, December 31, 2004	491,763	$2.50 - $70.00	$4.7095

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The options outstanding as of December 31, 2004 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable

	Options Outstanding	Weighted Average		Exercisable as of
	as of December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price

$ 0.000 - $ 2.500	95,000	6.7	$2.5000	95,000	$2.5000
$ 2.501 - $ 3.500	109,126	7.7	$2.9114	89,038	$2.9762
$ 3.501 - $ 4.000	170,850	6.8	$3.9598	170,350	$3.9608
$ 4.010 - $ 5.900	235,851	8.2	$5.0393	93,599	$4.4843
$ 5.901 - $ 6.000	205,497	8.5	$5.9900	—	—
$ 6.010 - $ 6.900	8,800	8.5	$6.4886	4,400	$6.5227
$ 6.901 - $11.000	19,828	6.4	$9.8203	17,278	$10.1645
$11.010 - $28.000	13,838	4.5	$20.0144	13,838	$20.0144
$28.010 - $35.000	8,000	6.0	$28.1200	8,000	$28.1200
$35.010 - $70.000	259	3.9	$49.1204	260	$49.0769

	867,049	7.6	$5.0950	491,763	$4.7095

      On August 28, 2002, the Company offered its full-time and part-time employees and non-employee directors the opportunity to exchange their outstanding stock options for an equal number of new options (adjusted for a reverse stock split or similar event, should this happen) to be granted on the first business day that was at least six months plus one day after the expiration of the offer. The offer expired September 30, 2002, and options for 43,646 shares of common stock were tendered. New options for 43,646 shares of common stock were granted on March 31, 2003 to those participants who were employed by the Company on both the date this offer expired and the date that the new options were granted.
Employee Stock Purchase Plan
      In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 50,000 shares of common stock, plus annual increases, as defined by the plan document. The ESPP enables employees to purchase shares of the Company’s common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company’s common stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). At December 31, 2004, 48,302 shares remained available for purchase under the plan.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 10.	Warrants
      The following table summarizes warrant activity for the years ended December 31, 2004, 2003 and 2002:

	Warrants	Warrant Price
	Outstanding	Range per Share

Balance, January 1, 2002	74,862	$15.00 - $90.00
Warrants granted	5,000	$4.60
Warrants exercised	—
Warrants expired	(13,333)	$70.00

Balance, December 31, 2002	66,529	$4.60 - $90.00
Warrants granted	—
Warrants exercised	—
Warrants expired	(50,047)	$15.00 - $70.00

Balance, December 31, 2003	16,482	$4.60 - $37.50
Warrants granted	627,883	$7.20 - $ 8.39
Warrants exercised	(5,000)	$4.59
Warrants expired	(3,481)	$37.50

Balance, December 31, 2004	635,884	$7.20 - $37.50

      The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise their warrants for shares of the Company’s common stock at anytime until the expiration of the warrant. Expiration dates of the warrants are as follows:

Warrants	Warrant Price
Outstanding	per Share	Expiration Date

615,384	$7.20	1/30/09
8,000	$37.50	12/10/06
12,500	$8.40	1/16/07

635,884

      Warrant amortization recorded as a reduction of revenue was $9,548 and $104,348 during 2003 and 2002, respectively, and relates to warrants issued to a customer primarily in connection with a master license agreement entered into in 2000.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 11.	Capital and Operating Leases
      The Company has several capital and operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable capital and operating leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2005	$39,071	$205,440
2006	28,178	214,048
2007	18,996	224,267
2008	18,499	234,698
Thereafter	—	102,137

Total minimum lease payments	104,744	$980,590

Less amount representing interest	9,572

Present value of capital lease obligations	95,172
Less current maturities	34,211

Non current capital lease obligations	$60,961

      The current operating lease contains an escalation clause, which has been straight-lined over the life of the lease.
      Total rent expense under all operating leases amounted to $216,472, $295,922 and $464,108 in 2004, 2003 and 2002, respectively.
      In May 2003, the Company exercised its option to terminate its office lease in Oakmont, Pennsylvania with six months notice. Effective December 19, 2003, the Company moved to its new location at One North Shore, 12 Federal Street, Suite 503, Pittsburgh, PA 15212.
      The lease is for a term of 66 months. The lease obligations described above do not include any amounts related to the February 2005 business combination with Kanisa Inc. disclosed in Note 19.

Note 12.	Income Taxes
      A reconciliation of the provision (benefit) for income taxes on operations computed by applying the U.S. federal statutory rate of 34% to the loss from operations before income taxes and the reported benefit for income taxes on operations is as follows:

	Year Ended December 31,

	2004	2003	2002

Income tax provision (benefit) computed at statutory federal income tax rate	$(576,046)	$(1,012,964)	$(2,320,621)
State income taxes, net of federal tax benefit, if any	(100,639)	(176,971)	(405,426)
Other (principally goodwill and meals and entertainment)	35,882	15,640	48,812
Research tax credit	75,790	75,790	—
Foreign loss	—	166,952	332,984
Deferred tax asset valuation allowance	565,013	931,553	2,344,251

Total benefit for income taxes	$—	$—	$—

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	December 31,

	2004	2003

Deferred tax assets (liabilities)
Accounts receivable	$38,000	$40,000
Property and equipment	72,000	136,000
Intangible assets and goodwill	5,776,000	5,762,000
Deferred license revenue	(149,000)	—
Net operating loss carryforwards	25,479,000	24,796,000
Research tax credit carryforwards	1,049,000	973,000

Total net deferred tax assets	32,265,000	31,707,000
Valuation allowance	(32,265,000)	(31,707,000)

Net deferred tax asset	$—	$—

      Management has recorded a valuation allowance against the deferred tax assets until such time that the Company demonstrates an ability to generate taxable income on a consistent basis.
      At December 31, 2004, the Company had net operating loss carryforwards of approximately $63,698,000, which expire between 2011-2024. Utilization of certain net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

Note 13.	Net Loss Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2004	2003	2002

Numerator:
Net loss from operations	$(1,694,252)	$(2,979,305)	$(6,825,361)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	5,140,378	2,419,750	2,395,639
Net loss per share, basic and diluted	$(0.33)	$(1.23)	$(2.85)
      Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 1,502,931, 2,076,460 and 1,751,918 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 912,105, 94,824, and 127,306 for the years ended 2004, 2003, and 2002.

Note 14.	Retirement Plan
      The Company has a 401(k) profit sharing plan (the “Plan”) covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $78,995, $26,952 and $186,547 in matching contributions to the Plan in 2004, 2003 and 2002, respectively.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 15.	Segment Reporting
      The Company has only one business segment.

Geographic Information

	Year Ended December 31,

	2004		2003		2002

		Long-Lived		Long-Lived		Long-Lived
	Revenues(a)	Assets(b)	Revenues(a)	Assets(b)	Revenues(a)	Assets(b)

United States	$11,430,354	$450,649	$10,716,304	$521,511	$8,961,285	$1,251,921
International	1,071,773	—	795,131	—	1,197,065	7,265

Total	$12,502,127	$450,649	$11,511,435	$521,511	$10,158,350	$1,259,186

(a)	Revenues are attributed to the United States and International based on customer location.

(b)	Long-lived assets include non-current tangible assets of the Company.

Major Customers
      Sales are made primarily through the Company’s direct sales force and outsourcers.

Note 16.	Related Party Transactions
      The Company’s investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities, who collectively own more than 25% of the Company’s stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At December 31, 2004 and 2003, the cash balance with this investment firm was $914,926 and $326,722, respectively. The maximum balance in the cash and investment accounts during 2004 and 2003 was $9,331,387 and $525,750, respectively.
      Marketable securities consist of investments in bond and stock mutual funds, common stock of a publicly traded company received in the settlement of the Primus lawsuit, and commercial paper. At December 31, 2004, the historical cost, gross unrealized gains and losses, and fair value of the securities were as follows:

		Gross	Gross
	Historical	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Common stock	$850,000	$553,933	—	$1,403,933
Corporate bonds	815,550	—	(35,174)	780,376
Government bonds	1,005,111	—	(5,000)	1,000,111
Auction rate preferred stock	5,232,041	—	—	5,232,041

Total current available for sale securities	$7,902,702	$553,933	$(40,174)	$8,416,461

      Of the total amount of $3,732,713 of convertible notes issued as of December 31, 2003, convertible notes with an aggregate principal amount of $3,029,531 were owned by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company’s stock prior to the acquisition of convertible notes. Refer to Note 6.
      An investment firm that is related to a director of the Company served as one of the placement agents for us in connection with the private placement, which occurred in January 2004, of an aggregate of 1,230,769 shares of the Company’s common stock and warrants to purchase up to an aggregate of 615,385 shares of common stock. In connection with the private placement, the investment firm received a placement fee of $240,000. Affiliates of the investment firm purchased $455,000 of units in the private

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
placement. In addition, entities with respect to which the director has or shares voting power purchased $162,500 of units in the private placement.

Note 17.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2004
Revenues	$1,836,774	$3,887,372	$3,973,360	$2,804,620
Gross margin	1,000,927	2,880,608	2,363,799	1,470,933
Net income (loss)	(2,709,705)	163,450	199,991	652,012
Net income (loss) per common share, basic	(0.55)	0.03	0.04	0.12
Net income (loss) per common share, diluted	0.00	0.03	0.04	0.12
Year ended December 31, 2003
Revenues	$2,125,861	$3,072,760	$2,730,988	$3,581,826
Gross margin	1,279,868	2,262,922	1,909,320	2,865,646
Net loss	(1,942,791)	(368,693)	(494,016)	(173,804)
Net loss per common share, basic and diluted	(0.81)	(0.15)	(0.20)	(0.07)

Note 18.	Contingencies
      In October 2003, the Company filed suit against Primus Knowledge Solutions, Inc. (“Primus”) in the United States District Court for the Western District of Pennsylvania, alleging that Primus had infringed certain United States patents owned by the Company. Primus filed an answer denying liability and asserting counterclaims against the Company, including allegations of interference, defamation and unfair competition. The Company subsequently asserted certain reply counterclaims against Primus. This action, including the related counterclaims and reply claims, is referred to as the Lawsuit.
      On August 10, 2004, Primus announced that it had entered into a definitive agreement and plan of merger whereby Primus would be acquired by Art Technology Group, Inc. (“ATG”).
      As of November 1, 2004, the Company entered into a settlement agreement with Primus and ATG in which:

•	Without any admission of liability by either party, the Company and Primus agreed to dismiss with prejudice all the claims, counterclaims and reply claims in the Lawsuit and to deliver to each other mutual general releases.

•	The Company agreed to grant to Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the Lawsuit and a covenant not to sue under those patents.

•	Primus agreed to pay the Company the sum of $800,000 in cash and ATG agreed to guarantee this cash payment obligation.

•	Primus agreed to issue to the Company, immediately prior to the closing of ATG’s acquisition of Primus, shares of Primus common stock having a value of $850,000 based on ATG’s stock price at the time of issuance and without taking into account any future fluctuations in the stock price. Although the Company agreed to certain restrictions on transfer of the shares of ATG common stock issued to

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

the Company in connection with the acquisition by ATG of Primus, the Company sold all of its shares of ATG common stock in first quarter 2005, for an aggregate gross sales price of $1,018,250.
      In addition to the amounts payable under the foregoing agreement with Primus and ATG, the Company’s insurance carrier, agreed to pay the sum of $575,000 towards the Company’s out-of-pocket costs and expenses associated with the Lawsuit resulting in total cash and stock settlement proceeds of approximately $2.4 million. In connection with the Lawsuit, the Company incurred approximately $1.1 million in attorneys’ fees and related expenses. The Company’s net settlement proceeds after taking into consideration these expenses were approximately $1,300,000, which was recorded as other income on the Company’s financial statements.
      On January 16, 2004, the Company entered into a release agreement with its prior landlord, Sibro Enterprises, LP (“Sibro”), for the Company’s corporate headquarters then in Oakmont, Pennsylvania, pursuant to which the Company settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, the Company paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in its 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 12,500 shares of common stock at a purchase price of $8.40 per share. In exchange, the parties mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

Note 19.	Subsequent Events
      On February 8, 2005, the Company, Kanisa Inc. (“Kanisa”) and a wholly owned subsidiary of the Company (“Merger Sub”) entered into an Amended and Restated Agreement and Plan of Merger (“Amended Merger Agreement”), which revised the Agreement and Plan of Merger entered into by the parties on December 22, 2004. The Amended Merger Agreement provides for the merger of Merger Sub with and into Kanisa with Kanisa surviving as a wholly owned subsidiary of the Company (the “Merger”). The Merger closed simultaneously with the execution of the Amended Merger Agreement. Upon the consummation of the Merger, the Company’s headquarters are now located in Cupertino, California. In pursuing this merger, the Company determined that combining the technology, research and development resources, customer relationships and sales and marketing capabilities of the two companies could create a stronger and more competitive company, with the breadth and scale that the market demands.
      Pursuant to the Merger, the Kanisa stockholders received a total of 3,501,400 shares of the common stock of the Company, which represents 40% of its outstanding stock after the Merger. In addition, the Company issued warrants to purchase 423,923 shares of common stock at an exercise price of $7.20 per share to the Kanisa stockholders. The warrants will expire in January 2009. On February 8, 2005, the price of the Company’s common stock was $5.00.
      The Merger with Kanisa will be accounted for under the purchase method of accounting and accordingly, the purchase price will be allocated to the assets acquired, principally intangible assets based on their estimated fair values at the date of the acquisition. The Company is performing a valuation of the intangible assets; however, the valuation has not yet been finalized. The Company believes that goodwill will be recorded as a result of the transaction.
      The operating results of Kanisa will be included in the Company’s results of operations from the date of acquisition.

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
      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that occurred during the fourth quarter of 2004 that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table identifies our current executive officers and directors and their ages as of March 31, 2005:

Name	Age	Capacities in which Served

Bruce Armstrong	43	President, Chief Executive Officer and Director
Kent Heyman	49	Director (Chairman of the Board)
David Schwab	47	Director
Thomas Shanahan	58	Director
Thomas Unterberg	74	Director
Timothy Wallace	47	Director
Mark Angel	46	Chief Technology Officer
Scott Schwartzman	42	Chief Operating Officer, Chief Financial Officer and Treasurer
Frank Lauletta	35	General Counsel and Secretary
      Bruce Armstrong joined our board of directors in February 2005. As a Class I director, Mr. Armstrong’s term as a director will expire in 2007. Mr. Armstrong was employed as our president and chief executive officer upon consummation of the merger with Kanisa in February 2005. Mr. Armstrong has served as president and chief executive officer of Kanisa since November 2002. Prior to joining Kanisa, Mr. Armstrong served as vice president of Internet Capital Group, a public holding company focused on internet-based businesses, from March 2000 until August 2002. His prior experience included serving as president and chief executive officer of CMPNET from 1999 to February 2000, as executive vice president of sales and marketing for Broadbase Software (now KANA) from 1996 to 1999, as vice president and general manager of the server products group of Sybase from 1995 to 1996 and as vice president and general manager of the enterprise solutions division of AT&T/ NCR (Teradata) from 1993 to 1995. Mr. Armstrong has a Bachelor’s Degree in Computer Science from the University of California at Berkeley.

      Kent Heyman joined our board of directors in February 2002. As a Class III director, Mr. Heyman’s term as a director will expire in 2006. As of February 2005, Mr. Heyman serves as a non-executive chairman of the board. Mr. Heyman was employed as our president and chief executive officer from September 2001 until the consummation of the merger with Kanisa in February 2005. From June 1996 to December 2000, he served as senior vice president at Mpower Communications, a facilities-based communications provider. Prior to his tenure at Mpower, Mr. Heyman served as litigation department chairman and lead trial counsel for Dowling Magarian Aaron and Heyman, a law firm in Fresno, California. Mr. Heyman earned a doctor of law (J.D.) degree from the University of the Pacific’s McGeorge School of Law, and received a bachelor’s degree from California State University, Fresno.
      David Schwab joined our board of directors in February 2005. As a Class II Director, Mr. Schwab’s term in office will expire in 2005. Mr. Schwab is currently a general partner at Sierra Ventures, a private venture capital firm located in Menlo Park, California, which focuses its investments on early and pre-public communications, software and Internet related content and infrastructure companies. He serves on the boards of Micromuse, Inc. (NASDAQ: MUSE) and privately held Addamark, CrossLogix, Inc., Motiva, Inc., SeeCommerce, Inc., Tightlink, Corp., and Ventaso. Mr. Schwab began his professional career in 1979 as a software engineer and engineering manager for five years at Lockheed Corporation. After attending Harvard Business School, from 1986 through 1991, he worked in sales and sales management at Sun Microsystems. Mr. Schwab co-founded Scopus Technology, Inc. (NASDAQ: SCOP) in 1991, a provider of client/server software systems for the customer information management market. During his five years at Scopus, Mr. Schwab served as vice president of sales and vice president of application development. Mr. Schwab holds an MBA degree from Harvard Business School, two graduate engineering degrees from Stanford University, and an undergraduate degree from UC San Diego.
      Thomas P. Shanahan joined our board of directors in February 2005. As a Class III Director, Mr. Shanahan’s term in office will expire in 2006. Mr. Shanahan has served as a general partner for Needham Capital Partners in Menlo Park, California since January 2002. Prior to Needham Capital Partners, Mr. Shanahan served as co-founder, chief financial officer and director for Agile Software Corporation, a provider of supply chain management software, from December 1997 to December 2001. From 1992 to 1997, he served as chief financial officer for several companies including Digital Generation Systems, Inc, a digital distribution services company, and Sherpa Corporation, a product data management software company. Mr. Shanahan holds an MBA degree from Harvard University and a B.A. from Stanford University. He currently is a member of the boards of directors for diCarta, Inc. and Persistence Software.
      Thomas Unterberg has served as a director since June 2001. As a Class I Director, Mr. Unterberg’s term in office will expire in 2007. Mr. Unterberg is a co-founder and, from 1989 until November 2004, served as a chairman of C.E. Unterberg, Towbin, L.P., an investment banking firm. Mr. Unterberg currently serves on the boards of directors of Electronics for Imaging, Inc., PDLD (an analytical communications company), Reasoning (an automated software inspection company), Rumson-Fair Haven Bank & Trust Company, and Club One, LLC (a fitness club company). Mr. Unterberg is a graduate of Princeton University and received a master’s degree in business administration from the Wharton School, University of Pennsylvania.
      Timothy Wallace joined our board of directors in 1994. As a Class II Director, Mr. Wallace’s term in office will expire in 2005. Mr. Wallace currently is the chairman and chief executive officer of Full Tilt Solutions, a business-to-business software company, which he joined in January 2000. Prior to Full Tilt, Mr. Wallace was the president and chief executive officer of Xerox Connect, a network integration technology company from May 1998 through December 1999. From 1996 until May 1998, Mr. Wallace was the president, chief executive officer and a director of XLConnect Solutions, which he founded. Xerox Connect acquired XLConnect in May 1998. From 1991 to 1996, Mr. Wallace was the vice president of professional services of The Future Now, a national systems integration company. Mr. Wallace received a Bachelor of Science degree in business administration from Indiana University of Pennsylvania and a master’s degree in business administration from Miami University of Ohio.
      Mark Angel was employed as our chief technology officer in February 2005, upon the consummation of the merger with Kanisa. Mr. Angel founded Kanisa in 1997, and served as its chief executive officer until 1999 and as its chief technology officer since then. Prior to Kanisa, Mr. Angel was a founder of Papyrus Technology, a provider of intelligent trading workstations from 1987 until 1996. Mr. Angel studied economics at the University of Chicago, and was a recipient of the Truman Scholarship in 1978.
      Scott Schwartzman has served as our chief financial officer since February 2003 and our chief operating officer since October 2001. From October 2000 to October 2001, Mr. Schwartzman served as our vice president of global enterprise services. From September 1998 to September 2000, Mr. Schwartzman served as vice president of professional services at Firepond, Inc., a provider of e-business selling solutions. From February 1994 to August 1998, Mr. Schwartzman served in a variety of positions, including director of professional services, for SAP America, an enterprise resource planning (ERP) software company. Prior to his tenure at SAP, Mr. Schwartzman held positions in operations and systems management at Star Dynamic Corporation, Dep Corporation and Revlon Corporation. Mr. Schwartzman received a Bachelor of Science degree in business administration from Syracuse University.
      Frank Lauletta has served as our general counsel since September 2003 and our secretary since February 2004. Prior to joining us, Mr. Lauletta was a member in the corporate law department of the law firm of Cozen O’Connor where he concentrated his practice on the representation of high-technology companies in areas such as mergers and acquisitions, venture capital financing, intellectual property and other general corporate and securities law matters. From August 1999 to September 2001, Mr. Lauletta served as in-house counsel for eCal Corporation, a calendaring and scheduling software company. Prior to his tenure at eCal, Mr. Lauletta was an attorney in the corporate law department of the law firm Dilworth Paxson. Mr. Lauletta received his Juris Doctorate degree from Rutgers University School of Law in 1995 where he graduated with tax Honors.
      Messrs. Armstrong, Schwab and Shanahan were elected to our board of directors and Mr. Heyman commenced service as non-executive chairman of the board pursuant to the terms of the merger agreement with Kanisa. Messrs. Armstrong and Angel were also elected to their respective offices in accordance with the terms of the merger agreement.
      None of our executive officers or directors is related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.
      Our board of directors has designated Timothy Wallace as our “audit committee financial expert” and has determined that he is independent within the meaning of the rules of the SEC.
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
      Based on our review of the copies of such forms received by us with respect to transactions during 2004, or written representations from reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with on a timely basis except that Thomas Unterberg and C.E. Unterberg Towbin failed to report their acquisition of common stock and warrants in our private placement in January 2004 and the conversion of their convertible notes in February 2004. In addition, Lokesh Seth filed his initial Form 3 on July 23, 2004, 11 days after the due date.
Code of Ethics
      We have adopted a Corporate Code of Conduct and Ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.knova.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to:

Frank Lauletta, Knova Software, Inc., One North Shore Centre, 12 Federal Street, Suite 503, Pittsburgh Pennsylvania 15212. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Item 11.	Executive Compensation
      The following table shows, for the fiscal years ended December 31, 2004, 2003, and 2002, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, to our chief executive officer and other executive officers during 2004. Such table also indicates all capacities in which they served.

						Long Term
		Annual Compensation				Compensation Awards

				Other Annual		Restricted
		Salary	Bonus	Compensation		Stock
Name and Principal Position	Year	($)	($)	($)		Awards ($)	Options (#)

Kent Heyman, president and chief executive officer(1)	2004	225,000	42,500	16,450		147,115	800,000

	2003	226,173	—	14,606		—	—

	2002	225,000	—	5,500	(2)	—	800,000

Scott Schwartzman, chief operating officer and chief financial officer	2004	195,000	31,875	—		110,337	500,000

	2003	175,000	7,500	—		—	250,000

	2002	175,000	10,000	—		—	250,000

Lokesh Seth, chief technology officer(3)	2004	143,750	9,000	3,250	(2)	—	550,000

	2003	140,000	4,100	—		—	75,000

	2002	135,567	10,000	—		—	65,000

(1)	Mr. Heyman now serves as non-executive chairman of the board effective February 2005.

(2)	Includes contributions by us under our 401(k) Plan.

(3)	As of April 2005, Mr. Seth will be leaving employment with us.
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
Compensation Committee Interlocks and Insider Participation
      As of December 31, 2004, our compensation committee consisted of Thomas Unterberg and Timothy Wallace. Neither of the members of our compensation committee has ever been an officer or employee of our company. None of our executive officers has served or serves as a member of our compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee. There are no, and during 2004 there were no, compensation committee interlocks. Thomas Shanahan was added to the compensation committee in February 2005.
Employment Agreements and Change of Control Arrangements
      The following description relates to agreements between us and the executive officers named in the above compensation table.

      Under the provisions of Kent Heyman’s consulting agreement dated February 8, 2005, Mr. Heyman is entitled to a salary of $225,000 per year, including full benefits with a target bonus of $125,000 for 2005. Mr. Heyman can earn up to 150% of the target bonus based upon a schedule of performance against our 2005 board approved operating plan. Mr. Heyman’s minimum bonus for 2005 is $50,000 payable on or before January 31, 2006. Mr. Heyman’s total 2006 compensation, including a bonus in the full amount of the 2005 bonus, is to be paid to Mr. Heyman in full on or before January 31, 2006. Mr. Heyman will also receive an additional $12,000 per year for two years following removal from the board. As of February 8, 2005, all of Mr. Heyman’s unvested stock options accelerated and are exercisable at any time during the consulting term. The consulting agreement expires on the second anniversary following Mr. Heyman’s resignation or removal as a member of our board of directors.
      Under the provisions of Scott Schwartzman’s employment agreement and our executive compensation plan, Mr. Schwartzman was entitled to a salary of $195,000 per year with a target bonus of $100,000 for 2004. Mr. Schwartzman could have earned up to 150% of the target bonus based on our EBITDA performance during 2004 and his individual performance. The EBITDA performance was not met. Therefore, no bonus was paid related to 2004. In addition, Mr. Schwartzman was granted options to purchase 500,000 shares of stock with vesting over three years. Mr. Schwartzman is also entitled to participate in all of our standard benefit plans.
      Under Mr. Schwartzman’s employment agreement, he is entitled to a severance package equal to six months of his base salary if his employment with us is terminated without cause or as a result of a change of control. Additionally, 100% of his annual bonus is automatically payable as a result of a change of control, with 50% paid at the closing of the transaction effecting the change of control and the balance paid at the earlier of nine months after the closing or upon termination as a result of a change of control.
Option Grants in Last Fiscal Year
      The table below sets forth information regarding all stock options granted in the 2004 fiscal year under our stock option plans to our executive officers named in the Summary Compensation Table above.

		% of Total
	Number of	Options
	Securities	Granted to		Market Price		Potential Realized Value
	Underlying	Employees		or Fair Value		at Assumed Annual
	Options	in Fiscal	Exercise	on Date of	Expiration	Rates of Stock Price
	Granted	Year	Price	Grant	Date	Appreciation(1)

Kent Heyman	80,000	21.0%	$6.00	$6.00	4/6/2014	$301,869	$764,996
Scott Schwartzman	50,000	13.1%	$6.00	$6.00	4/6/2014	$188,668	$478,123
Lokesh Seth	35,000	9.2%	$6.00	$6.00	7/1/2005	$132,068	$334,686
Lokesh Seth	20,000	5.3%	$5.90	$5.90	7/1/2005	$74,210	$188,062

(1)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      The following table shows aggregate exercises of options during 2004 and the values of options held as of December 31, 2004, by our executive officers named in the Summary Compensation Table above.

			Number of	Value of Unexercised
			Unexercised Options	In-The-Money Options
			December 31, 2004	December 31, 2004(1)
	Shares Acquired on		Exercisable (E)/	Exercisable (E)/
Name	Exercise	Value Realized	Unexercisable (U)	Unexercisable (U)

			130,000 E	$294,000 E
Kent Heyman	—	—	80,000 U	$0 U
			87,500 E	$208,500 E
Scott Schwartzman	—	—	57,500 U	$21,000 U
			16,250 E	$5,050 E
Lokesh Seth	—	—	58,750 U	$0 U

(1)	Amounts shown are based upon the closing sale price for our common stock on December 31, 2004, which was $5.40 per share.
Compensation of Directors
      Our directors do not receive any cash compensation for their services as directors, but we reimburse directors for reasonable and necessary expenses incurred in connection with attendance at meetings of our board of directors and other company business. In June, 2004, pursuant to our 2000 Stock Incentive Plan, we granted to each of our outside directors options to purchase 22,500 shares of our common stock. The exercise price of these options is $5.40 per share, and one-half of the options vest on each of June 21, 2005 and 2006.
      From time to time, members of our board of directors have previously been granted options to purchase shares of our common stock. See “Security Ownership of Management and Certain Beneficial Owners” for disclosure of vested options held by each director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth, as of March 24, 2005 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by each director, by each executive officer named in the above compensation table, by all current executive officers and directors as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

	Number of Shares		Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)		Outstanding(2)

(i) Certain Beneficial Owners:
C.E. Unterberg, Towbin Holdings, Inc.	1,966,918	(3)	22.4%
350 Madison Avenue
New York, NY 10017
Needham Capital Management, LLC	1,859,927	(4)	20.8%
445 Park Avenue
New York, NY 10022
Meritech Capital Partners II, L.P.	565,149	(5)	6.4%
285 Hamilton Avenue, Suite 200
Palo Alto, CA 94301
(ii) Directors and executive officers:
Bruce Armstrong, president, chief executive officer and director	33,750	(6)	*
Kent Heyman, chairman of the board	228,379	(7)	2.5%
David Schwab, director	—	(8)	—
Thomas Shanahan, director	—	(9)	—
Thomas Unterberg, director	321,353	(10)	3.7%
Timothy Wallace, director	51,000	(11)	*
Mark Angel, chief technology officer	21,250	(12)	*
Scott Schwartzman, chief operating officer and chief financial officer	118,125	(13)	1.3%
Lokesh Seth, former chief technology officer	25,020	(14)	*
Frank Lauletta, general counsel	7,750	(15)	*
(iii) All directors and current executive officers as a group (9 persons):	781,677	(16)	8.5%

*	Less than 1%.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the person and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage of ownership for each holder is based on 8,754,900 shares of common stock outstanding on March 24, 2005, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this report.

(3)	Information is based on information provided by the beneficial owner as of December 31, 2004, and assuming no changes in beneficial ownership since that time other than the purchase of shares of our common stock on the open market by C.E. Unterberg, Towbin, LLC as a market maker of our common stock. Includes warrants exercisable for 35,000 shares of our common stock and other shares of our common stock owned by this beneficial owner or its affiliates. The warrants and shares referred to in the preceding sentence are held variously by the following entities with which C.E. Unterberg, Towbin Holdings, Inc. is affiliated: C.E. Unterberg, Towbin, LLC, C. E. Unterberg, Towbin Capital Partners, I, L.P.; C.E. Unterberg, Towbin Private Equity Partners II, L.P.; C.E. Unterberg, Towbin Private Equity Partners II-Q, L.P.; UT Technology Partners I, LP, UT Technology Partners II, LP and UT

Technology Fund Ltd. C.E. Unterberg Towbin Holdings, Inc. disclaims beneficial ownership of shares of common stock and warrants owned by Mr. Thomas Unterberg.

(4)	Information is based on a Schedule 13D filed with the Securities and Exchange Commission on February 18, 2005, by Needham Capital Management, L.L.C. (“NCM”), Needham Capital Management (Bermuda), L.L.C. (“NCMB”), Needham Capital Management II, L.P. (“NCMII”), Needham Capital Partners III, L.P (“NCPIII”), Needham Capital Partners IIIA, L.P, (“NCPIIIA”), Needham Capital Partners III (Bermuda), L.P. (“NCPIIIB”), Needham Capital SBIC III, L.P. (“NCSBICIII”), George A. Needham, Thomas P. Shanahan, John C. Michaelson and John J. Prior, Jr. As of the date of the filing, these persons may be deemed to beneficially own 1,659,060 shares of common stock and warrants exercisable for 200,867 shares of common stock. The shares and warrants are owned directly as follows: 908,370 shares and warrants to purchase 109,979 shares (for a total of 1,018,349 shares) by NCPIII, 367,526 shares and warrants to purchase 44,497 shares (for a total of 412,023 shares) by NCSBICIII, 131,327 shares and warrants to purchase 15,900 shares (for a total of 147,227 shares) by NCPIIIB and 251,837 shares and warrants to purchase 30,491 shares (for a total of 282,328 shares) by NCPIIIA. NCMII may be deemed to own beneficially the shares of common stock owned by NCSBICIII by virtue of its position as general partner of NCSBICIII. NCMII disclaims beneficial ownership of all of the reported shares of common stock owned by NCSBICIII. Each of George A. Needham, Thomas P. Shanahan, John C. Michaelson and John C. Prior, Jr. may be deemed to beneficially own and have shared power to direct the vote and disposition of (i) the common stock and warrants owned by NCPIII and NCPIIIA by virtue of his position as a manager of NCM, the general partner of NCPIII and NCPIIIA, (ii) the common stock and warrants owned by NCPIIIB by virtue of his position as a manager of NCMB, and (iii) the common stock and warrants owned by NCSBICIII by virtue of his position as a manager of NCMII. Messrs. Needham, Shanahan, Michaelson and Prior disclaim beneficial ownership of the shares of common stock and warrants owned by NCPIII, NCPIIIA, NCPIIIB and NCSBICIII. NCM may be deemed to own beneficially the common stock and warrants owned by NCPIII and NCPIIIA by virtue of its position as general partner of those persons. NCM disclaims beneficial ownership of all of the reported shares of common stock and warrants owned by NCPIII and NCPIIIA. NCMB may be deemed to own beneficially the common stock and warrants owned by NCPIIIB by virtue of its position as general partner of NCPIIIB. NCMB disclaims beneficial ownership of all of the common stock and warrants owned by NCPIIIB. NCM, the general partner of NCPIIIA, and NCPIIIA have shared power to direct the vote of the shares owned by NCPIIIA. NCMB, the general partner of NCPIIIB, and NCPIIIB have shared power to direct the vote and disposition of the shares owned by NCPIIIB. NCM, the general partner of NCPIII, and NCPIII have shared power to direct the vote and disposition of the shares owned by NCPIII. NCMII, the general partner of NCSBICIII, and NCSBICIII have shared power to direct the vote and disposition of the shares owned by NCSBICIII.

(5)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 24, 2005, by Meritech Capital Partners II L.P. (“MCP II”), Meritech Capital Affiliates II L.P. (“MC AFF II”), MCP Entrepreneur Partners II L.P. (“MEP II”), Meritech Capital Associates II L.L.C. (“MCA II”), Meritech Management Associates II L.L.C. (“MMA II”), Paul Madera (“Madera”) and Michael Gordon (“Gordon”). MCA II is the general partner of MCP II, MC AFF II and MEP II, and may be deemed to have indirect beneficial ownership of shares directly owned by MCP II, MC AFF II and MEP II. MMA II is a managing member of MCA II and may be deemed to have indirect beneficial ownership of shares directly owned by MCP II, MC AFF II and MEP II. Madera and Gordon are managing members of MMA II and may be deemed to have indirect beneficial ownership of shares directly owned by MCP II, MC AFF II and MEP II. The shares and warrants are owned directly as follows: 487,832 shares and warrants to purchase 59,063 shares (for a total of 546,895 shares) by MCP II, 12,552 shares and warrants to purchase 1,520 shares (for a total of 14,072 shares) by MC AFF II and 3,730 shares and warrants to purchase 452 shares (for a total of 4,182 shares) by MEP II. MCA II and MMA II may each be deemed to have sole power to direct the vote and disposition of the shares owned by MCP II, MC AFF II and MEP II. Each of Madera and

Gordon may be deemed to have shared power to direct the vote and disposition of the shares owned by MCP II, MC AFF II and MEP II.

(6)	Mr. Armstrong’s shares consist of 33,750 shares of our common stock underlying options which are presently exercisable or which will become exercisable within 60 days after the day of this report.

(7)	Mr. Heyman’s shares include 210,000 shares of our common stock underlying options which are presently exercisable.

(8)	Mr. Schwab is a general partner of SV Associates VI, L.P., which is the sole general partner of Sierra Ventures VI, L.P. Sierra Ventures VI, L.P. holds 131,642 shares of common stock and warrants to purchase an additional 15,938 shares. Mr. Schwab disclaims beneficial ownership of the shares of common stock held by Sierra Ventures VI, L.P. (and deemed beneficially owned by SV Associates VI, L.P.), except to the extent of any pecuniary interest therein. Mr. Schwab is a general partner of Sierra Ventures Associates VII, L.L.C., which is the sole general partner of Sierra Ventures VII, L.P. Sierra Ventures VII, L.P. holds 292,811 shares of common stock and warrants to purchase an additional 35,451 shares. Mr. Schwab disclaims beneficial ownership of the shares of common stock held by Sierra Ventures VII, L.P. (and deemed beneficially owned by Sierra Ventures Associates VII, L.L.C.), except to the extent of any pecuniary interest therein.

(9)	See footnote (4) above.

(10)	Information is based on information provided by the beneficial owner as of December 31, 2004, and assumes no changes in beneficial ownership since that time. Includes 117,028 shares (including warrants exercisable for 12,500 shares of our common stock) owned by the following entities with respect to which Mr. Unterberg has or shares voting power: Marjorie and Clarence E. Unterberg Foundation, Inc., Bella and Israel Unterberg Foundation, Inc., Ellen U. Celli Family Trust and Emily U. Satloff Family Trust. Mr. Unterberg disclaims beneficial ownership of shares of common stock and warrants owned by C.E. Unterberg Towbin, Holdings, Inc., other entities in which he is a member or partner and their affiliates except as to his proportionate interest in such entities. Includes options to purchase 28,912 shares owned by Mr. Unterberg. Excludes 1,250 shares of our common stock owned by Mr. Unterberg’s wife, as to which Mr. Unterberg disclaims beneficial ownership.

(11)	Mr. Wallace’s shares include 51,000 shares of our common stock underlying options which are presently exercisable

(12)	Mr. Angel’s ownership includes 21,250 shares of our common stock underlying options which are presently exercisable or which will become exercisable within 60 days after the day of this report.

(13)	Mr. Schwartzman’s shares include 107,500 shares of our common stock underlying options which are presently exercisable.

(14)	Mr. Seth’s shares include 25,000 shares of our common stock underlying options which are presently exercisable.

(15)	Mr. Lauletta’s shares include 7,750 shares of our commons stock underlying options which are presently exercisable.

(16)	See Notes 6 through 13 and Note 15.

Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2004:

			Number of Securities
	Number of Securities to be	Weighted-Average Exercise	Remaining Available for
	Issued upon Exercise of	Price of Outstanding	Future Issuance under
	Outstanding Options, Warrants	Options, Warrants	Equity Compensation
	and Rights	and Rights	Plans

Equity compensation plans approved by security holders	867,047	$5.0951	254,627
Equity compensation plans not approved by security holders	635,884	$7.5949	N/A
Total	1,502,931	$6.1527	254,627

Item 13.	Certain Relationships and Related Transactions
      We entered into a note purchase agreement on May 6, 2002 with C. E. Unterberg, Towbin Private Equity Partners II-Q, L.P., C. E. Unterberg, Towbin Private Equity Partners II, L.P., certain other entities affiliated with Mr. Unterberg, a member of our board of directors, and other investors pursuant to which we agreed to issue and sell to those investors 10% convertible promissory notes for an aggregate principal amount of $3,000,000. On June 19, 2002, we amended the note purchase agreement to increase the amount of convertible notes issuable to $3,250,000. Of the $3,250,000 of convertible notes issued, convertible notes with an aggregate principal amount of $2,635,000 were acquired by Mr. Unterberg and entities affiliated with him, who collectively owned approximately 20% of our stock prior to the acquisition of convertible notes. The note purchase agreement provided for a maturity date of 18 months from the closing date, interest at 10% per annum, and a conversion price of $3.00 per share. In March 2003, our convertible notes were amended to extend the maturity date to July 15, 2004 and to reduce the conversion price to $2.50 per share. Interest could be paid in cash or additional convertible notes, at our option. On October 31, 2002, April 30, 2003 and October 31, 2003, we issued additional convertible notes in payment of interest due on those dates. The convertible notes were senior unsecured obligations that ranked senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinate to all existing and future senior secured indebtedness. All of the convertible notes were converted into common stock in February 2004.
      In January 2004, C.E. Unterberg, Towbin, LLC served as one of the placement agents for us in connection with our private placement of an aggregate of 1,230,769 shares of common stock and warrants to purchase up to an aggregate of 615,384 shares of common stock. In connection with the private placement, C.E. Unterberg, Towbin, LLC received a placement fee of $240,000. Affiliates of C.E. Unterberg, Towbin, LLC purchased $455,000 of units in the private placement. In addition, entities with respect to which Thomas Unterberg has or shares voting power purchased $162,500 of units in the private placement.
      In February 2005, C.E. Unterberg, Towbin, LLC received a fee of $350,000 in consideration for services rendered to us in connection with the merger with Kanisa.

Item 14.	Principal Accountant’s Fees and Services

Audit Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $138,950 for the year ended December 31, 2004 and $133,645 for the year ended December 31, 2003.

Audit-Related Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above were approximately $24,225 for the year ended December 31, 2004. The fees in 2004 were attributable to S-1 filings.

Tax Fees
      No fees were billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP during 2004 or 2003.

All Other Fees
      There were no non-audit services rendered by PricewaterhouseCoopers LLP in 2004 or 2003.
      All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee is that the audit committee must be informed of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

Exhibit
Number		Description

2.1		Amended Agreement and Plan of Merger, dated as of February 8, 2005, by and among the Company, Kanisa Inc. and SVCW Acquisition, Inc.(16)

3.1		Third Amended and Restated Certificate of Incorporation of the Company(1)

3.2		Amended and Restated Bylaws of the Company(16)

3	.3*	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation

4.1		Amended and Restated Registration Rights Agreement dated June 2, 2000.(2)
4.2		Registration Rights Agreement dated as of May 6, 2002 between the Company and the purchasers of the 10% Convertible Notes.(3)

4.3		Form of Warrant issued to equity investors as of January 30, 2004(15)

Exhibit
Number		Description

4	.4*	Form of Warrant issued to Kanisa stockholders as of February 8, 2005
4.5		Registration Rights Agreement, dated as of February 8, 2005, by and among ServiceWare Technologies, Inc. and stockholders of Kanisa Inc.(16)

10.1		2000 Stock Incentive Plan of the Company.(4)

10.2		Employee Stock Purchase Plan of the Company.(4)

10.3		Amended and Restated Stock Option Plan of the Company.(5)

10.4		Loan Agreements between the Company and certain of its officers during the first quarter of 2000.(5)

10.5		License Agreement and Assignment, each dated July 23, 1999, between the Company and Bruce Molloy.(5)

10	.6I	Master Alliance Agreement, dated June 30, 2000, between the Company and Electronic Data Systems Corporation.(6)

10	.7I	Master Software License Agreement, dated June 30, 2000, between the Company and Electronic Data Systems Corporation.(6)

10.8		Common Stock Purchase Warrant of the Company in favor of Electronic Data Systems Inc.(6)

10.9		Warrant Purchase Agreement, dated June 2, 2000 between the Company and Electronic Data Systems.(6)

10.10		ServiceWare Technologies, Inc. Change of Control Benefit Plan.(7)

10	.11I	Software License and Maintenance Agreement dated December 13, 2001 between the Company and Cingular Wireless LLC.(8)

10.12		Note Purchase Agreement dated as of May 6, 2002 between the Company and the purchasers identified therein.(9)

10.13		Securities Purchase Agreement dated January 30, 2004.(12)

10.14		Employment Agreement dated January 26, 2004, between Scott Schwartzman and the Company.(14)(15)

10.15		Restricted Stock Agreement dated January 26, 2004, between Kent Heyman and the Company. (14)(15)

10.16		Restricted Stock Agreement dated January 26, 2004, between Scott Schwartzman and the Company.(14)(15)

10.17		2004 Executive Compensation Plan for Kent Heyman.(14)(15)

10.18		2004 Executive Compensation Plan for Scott Schwartzman.(14)(15)

10.19		Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Bruce Armstrong.(14)(16)

10.20		Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Mark Angel.(14)(16)

10.21		Agreement, effective as of February 8, 2005, by and between the Company and Kent Heyman.(14)(16)

10.22		Restricted Stock Agreement dated March 29, 2004, between Kent Heyman and the Company(14)(17)

10.23		Restricted Stock Agreement dated March 29, 2004, between Scott Schwartzman and the Company(14)(17)

23	.1*	Consent of PricewaterhouseCoopers LLP

24	.1*	Power of Attorney (included on signature page hereto).

31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number		Description

31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*		Section 1350 Certifications

I	Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on August 18, 2000.

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 19, 2002.

(4)	Incorporated by reference to our Registration Statement on Form S-1 filed on March 31, 2000.

(5)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on April 7, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 13, 2000.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(8)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on February 2, 2004.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(14)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(16)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(17)	Incorporated by reference to Pre-Effective Amendment to our Registration Statement on Form S-1 filed on June 8, 2004.

*	Filed herewith.
* * * * *

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cupertino, State of California on March 31, 2005.

SERVICEWARE TECHNOLOGIES, INC.

By:	/s/ Bruce Armstrong

BRUCE ARMSTRONG
Chief Executive Officer
      Each person whose signature appears below hereby appoints Bruce Armstrong and Scott Schwartzman, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Armstrong Bruce Armstrong	President, Principal Executive Officer and Director	March 31, 2005

/s/ Scott Schwartzman Scott Schwartzman	Chief Financial Officer and Principal Financial Officer	March 31, 2005

/s/ Kelly Barefoot Kelly Barefoot	Controller and Principal Accounting Officer	March 31, 2005

/s/ Kent Heyman Kent Heyman	Director	March 31, 2005

David Schwab	Director	March , 2005

Thomas Shanahan	Director	March , 2005

/s/ Thomas Unterberg Thomas Unterberg	Director	March 31, 2005

/s/ Timothy Wallace Timothy Wallace	Director	March 31, 2005

INDEX TO EXHIBITS
      The following exhibits are filed as part of this report.

Exhibit
Number	Description

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation

4.4	Form of Warrant issued to Kanisa stockholders as of February 8, 2005

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications