Form 10-Q
period 2005-03-31
SERVICEWARE TECHNOLOGIES INC/ DE
filed 2005-05-16
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-30277

ServiceWare Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	25-1647861 (I.R.S. Employer Identification No.)

10201 Torre Avenue, Suite 350 Cupertino, CA	95014

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 863-5800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☑

     The number of shares of the registrant’s common stock outstanding as of the close of business on May 12, 2005 was 8,754,785.

ServiceWare Technologies, Inc.
Form 10-Q
March 31, 2005
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ServiceWare Technologies, Inc.

CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except per share amounts

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,325	$1,672
Marketable securities	7,701	9,266
Accounts receivable, less allowance for doubtful accounts of $107 as of March 31, 2005 and $95 as of December 31, 2004	4,506	2,529
Prepaid expenses and other current assets	485	513

Total current assets	16,017	13,980

Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,783	1,511
Computer equipment	9,448	4,830

Total property and equipment	11,231	6,341
Less accumulated depreciation	(10,764)	(5,890)

Property and equipment, net	467	451
Intangible assets, net of amortization of $141 as of March 31, 2005	5,241	—
Goodwill	14,485	2,324
Other non current assets	60	198

Total non current assets	20,253	2,973

Total assets	$36,270	$16,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,130	1,693
Accrued compensation and benefits	842	407
Deferred revenue – licenses	365	379
Deferred revenue — services	4,458	2,720
Accrued restructuring charges	754	—
Current portion of capital lease obligations	48	34
Other current liabilities	1,226	572

Total current liabilities	9,823	5,805
Non current deferred revenue	286	323
Capital lease obligations	100	61

Total liabilities	10,209	6,189

Commitments and Contingencies

Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,771 and 5,269 shares issued and 8,755 and 5,252 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	88	53
Additional paid in capital	101,337	83,835
Treasury stock, 16 and 17 shares as of March 31, 2005 and December 31, 2004, respectively	(56)	(62)
Deferred compensation	(125)	(162)
Warrants	6,524	4,765
Accumulated other comprehensive income (loss)	(20)	514
Accumulated deficit	(81,687)	(78,179)

Total stockholders’ equity	26,061	10,764

Total liabilities and stockholders’ equity	$36,270	$16,953

See accompanying notes to the financial statements.

ServiceWare Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands, except per share amounts
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues
Licenses	$1,377	$230
Services	2,322	1,607

Total revenues	3,699	1,837

Cost of revenues
Cost of licenses	209	64
Cost of services	1,628	772

Total cost of revenues	1,837	836

Gross margin	1,862	1,001
Operating expenses
Sales and marketing	1,662	1,001
Research and development	1,523	594
General and administrative	980	853
Restructuring charges	1,355	—

Total operating expenses	5,520	2,448

Loss from operations	(3,658)	(1,447)
Other income (expense)
Interest expense	(1)	(1,272)
Other (net)	151	9

Other income (expense), net	150	(1,263)

Net loss	$(3,508)	$(2,710)

Net loss per common share, basic and diluted	$(0.49)	$(0.55)

Shares used in computing per share amounts	7,183	4,906

See accompanying notes to the financial statements.

ServiceWare Technologies, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands, except per share amounts
(Unaudited)

								Accumulated
			Additional					other		Total
	Common stock		paid in	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders’
	Shares	Amount	capital	Shares	Amount	compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2004	5,269	$53	$83,835	17	$(62)	$(162)	$4,765	$514	$(78,179)	$10,764
Exercise of stock options	1		(2)	(1)	6					4
Issuance of common stock for merger	3,501	35	17,262							17,297
Issuance of warrants for merger							1,759			1,759
Stock based compensation expense			242			37				279
Comprehensive loss:
Unrealized loss on short term investments								(20)		(20)
Reclassification adjustment for gains realized in net loss								(514)		(514)
Net loss									(3,508)	(3,508)

Total comprehensive loss										(4,042)

Balance at March 31, 2005	8,771	$88	$101,337	16	$(56)	$(125)	$6,524	$(20)	$(81,687)	$26,061

See accompanying notes to the financial statements.

ServiceWare Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands, except per share amounts
(Unaudited)

			Additional						Total
	Common stock		paid in	Treasury stock		Deferred		Accumulated	Stockholders’
	Shares	Amount	capital	Shares	Amount	compensation	Warrants	Deficit	Equity
Balance at December 31, 2003	2,433	$247	$76,433	36	$(134)	$—	$46	$(76,485)	$107
Exercise of warrants and stock options	7	—	24	(5)	19	—	—	—	43
Beneficial conversion feature of convertible notes	—	—	233	—	—	—	—	—	233
Issuance of common stock and warrants, net of $574 of issuance costs	1,231	123	2,688	—	—	—	4,614	—	7,425
Issuance of warrants for settlement of lawsuit	—	—	—	—	—	—	105	—	105
Issuance of common stock related to note conversion	1,535	154	3,685	—	—	—	—	—	3,839
Stock based compensation	22	2	221	—	—	(199)	—	—	24
Net loss	—	—	—	—	—	—	—	(2,710)	(2,710)

Balance at March 31, 2004	5,228	$526	$83,284	31	$(115)	$(199)	$4,765	$(79,195)	$9,066

See accompanying notes to the financial statements.

ServiceWare Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands, except per share amounts
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(3,508)	$(2,710)
Adjustments to reconcile net loss to net cash used in operations:
Non cash items:
Depreciation	100	86
Amortization of intangible assets	141	12
Cost of warrants in connection with lease settlement	—	105
Amortization of beneficial conversion feature related to convertible notes	—	1,162
Amortization of discount on convertible notes	—	50
Interest expense paid by issuing common stock	—	107
Stock based compensation	279	24
Acquired in-process research and development	421	—
Loss (gain) on disposal of equipment	4	(7)
Gain on sale of investments	(284)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable	55	1,380
Decrease in other assets	528	108
Decrease in accounts payable	(707)	(325)
Decrease in accrued compensation	(180)	—
Increase in accrued restructuring charges	754	—
Decrease in deferred revenue	(189)	(549)
(Increase) decrease in other liabilities	(256)	10

Net cash used in operating activities	(2,842)	(547)

Cash flows from investing activities
Purchases of marketable securities	(4,898)	(8,830)
Proceeds from sale of marketable securities	6,213	1,000
Proceeds from sale of assets	1	1
Acquisition costs for Kanisa merger	(561)	—
Cash acquired from Kanisa merger	3,779	—

Property and equipment acquisitions	(34)	(59)

Net cash provided by (used in) investing activities	4,500	(7,888)

Cash flows from financing activities
Repayments of principal of capital lease obligations	(9)	(8)
Repayments of principal of revolving line of credit	—	(250)
Proceeds from equity funding, net of debt issuance costs	—	7,425
Proceeds from stock option exercises	4	20

Net cash (used in) provided by financing activities	(5)	7,187

Increase (decrease) in cash and cash equivalents	1,653	(1,248)
Cash and cash equivalents at beginning of period	1,672	1,438

Cash and cash equivalents at end of period	$3,325	$190

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$3

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest to common stock	—	3,839
Adjustment to beneficial conversion feature for convertible notes	—	233
Exercise of warrants by bank	—	23
Issuance of warrants	1,759	4,719
Assets acquired under capital lease obligation	—	32
Unrealized loss on investments	(20)	—
Kanisa acquisition (Note 10)

See accompanying notes to the financial statements.

ServiceWare Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

Note 1. Organization of the Company

     ServiceWare Technologies, Inc., d/b/a Knova Software, Inc. (the “Company) is a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, the Company’s service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. The Company’s SRM applications complements, integrates with, and enhances traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. The Company’s customers include some of the largest companies in the world and the Company’s products enable them to reduce operating and service delivery costs, improve customer satisfaction, and thereby increase revenues.

     The Company is principally engaged in the design, development, marketing and support of software applications and services. Substantially all of the Company’s revenues are derived from a perpetual license of software products, the related professional services and the related customer support, otherwise known as maintenance. We license software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. The Company’s professional services and technical support organizations provide a broad range of implementation services, training, and technical support to customers and implementation partners. The Company’s service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of the Company’s solutions.

     The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,508,000 and used $2,842,000 for operations for the three months ended March 31, 2005, and may incur additional losses throughout the remainder of 2005. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2005 operations through cash the Company expects to generate from operations and current cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.

Note 2. Unaudited Interim Financial Information

     The accompanying unaudited balance sheet as of March 31, 2005 and related unaudited consolidated statements of operations, unaudited consolidated statements of cash flows and the unaudited consolidated statement of stockholders’ equity for the three months ended March 31, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 10, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.

     Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the results of interim periods. Operating results for any quarter are not necessarily indicative of the results that may be expected for the full year and particularly with respect to the operating results for the three months ended March 31, 2005, which include Kanisa results only from February 8, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3. Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

Marketable Securities

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

Stock Based Compensation

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25.

     The following pro forma disclosure presents the Company’s net loss and loss per share had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

	For the three months ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss from continuing operations, as reported	$(3,508)	$(2,710)
Add: stock based compensation expense included in reported net loss	279	24
Less: total stock based compensation expense under SFAS No. 123	(1,162)	(75)

Adjusted net loss	$(4,391)	$(2,761)

Weighted average shares used to calculate basic and diluted loss per share	7,183	4,906
Net loss per share, basic and diluted	$(0.61)	$(0.56)

     The average fair value of the options granted is estimated at $4.39 during first three months of 2005 and $7.50 during first three months of 2004, on the date of grant using the Black-Scholes pricing model.

     The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years.

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the Company’s Employee Stock Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require the Company to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of the Company’s common stock. Stock options, stock appreciation rights and shares issued under the Employee Stock Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that the Company currently uses for its footnote disclosure). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R. SFAS 123R will now be effective for public companies for annual periods that begin after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS 123R.

     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB 107 on its implementation and adoption of SFAS 123R.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Revision in the Classification of Certain Securities

     In connection with the preparation of this report, the Company concluded that it was appropriate to classify all auction rate preferred stock as marketable securities. Previously, a portion of such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these securities totaling $850,000 as marketable securities on the previously reported Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to the previously reported Consolidated Statement of Cash Flows for the three months ended March 31, 2004 to reflect the net cash used in investing activities of $6,006,000 related to the gross purchases and sales of these securities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.

Note 4. Debt

Convertible Notes

     In second quarter 2002, the Company issued $3,250,000 of convertible notes, with proceeds of $2,975,000, net of transaction costs of $275,000. The convertible notes were originally to mature 18 months from the closing date, bore interest at 10% per annum, and were originally convertible at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $3.00 per share. Interest was payable in cash or additional convertible notes, at the option of the Company.

     On March 31, 2003, the noteholders agreed to an amendment to the original notes. The amendment reduced the conversion price from $3.00 per share to $2.50 per share and extended the term of the notes until July 15, 2004.

     In accordance with EITF 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” the Company recognized an additional beneficial conversion feature (“BCF”) of $232,672 in 2004 as a result of the payment of interest with additional convertible notes, which was being amortized over the amended term of the convertible notes.

     On February 10, 2004, the notes were converted into common stock as part of the terms of an equity funding as discussed in Note 7. Additional interest of $105,760 was paid in shares of stock in connection with the conversion.

Note 5. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2005	2004
	(Amounts in thousands, except per
	share amounts)
Numerator:
Net loss	$(3,508)	$(2,710)
Denominator:
Denominator for basic and diluted earnings per share –weighted average shares	7,183	4,906

Net loss per share, basic and diluted	$(0.49)	$(0.55)

     Dilutive securities include convertible notes, options and warrants, as if converted. Potentially dilutive securities totaling 2,821,078 and 1,244,596 shares as of March 31, 2005 and 2004, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 383,871 and 43,208 for the three months ended March 31, 2005 and 2004, respectively.

Note 6. Segment Information

The Company has one business segment.

	Three months ended March 31,
	2005	2004
	(amounts in thousands)
Revenue (a) United States	$3,618	$1,732
International	81	105

Total	$3,699	$1,837

(a) Revenues are attributed to the United States and International based on customer location.

Note 7. Capital Stock

     On January 30, 2004, the Company secured an additional $7.4 million, net of expenses, in funding to finance its operations and the development of its business. The funding was raised through a private placement of equity securities consisting of 1,230,769 shares of common stock and five-year warrants to purchase 615,385 shares of common stock at $7.20 per share.

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

     See Note 10 for a discussion of stock and warrants issued to Kanisa stockholders in the business combination effected on February 8, 2005.

Note 8. Stock Option Plan

The following table summarizes option activity for the three months ended March 31, 2005:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price
Options outstanding, December 31, 2004	867,049	$2.50-$70.00	$5.0950
Options granted	920,300	$4.20-$4.60	$4.3912
Options exercised	(1,140)	$2.60-$3.80	$3.6526
Options forfeited	(24,936)	$2.60-$6.99	$5.6189

Options outstanding, March 31, 2005	1,761,273

Options exercisable, March 31, 2005	643,856	$2.50-$70.00	$4.8842

The following table summarizes option activity for the three months ended March 31, 2004:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price
Options outstanding, December 31, 2003	576,771	$2.50-$70.00	$4.7100
Options granted	2,300	$6.99-$8.19	$7.5422
Options exercised	(5,050)	$2.60-$4.50	$3.9396
Options forfeited	(4,675)	$2.60-$50.99	$8.1470

Options outstanding, March 31, 2004	569,346

Options exercisable, March 31, 2004	479,521	$2.50-$70.00	$4.7821

     In February 2005, in accordance with an agreement entered into with an executive, who terminated active employment with the Company, the Company accelerated the vesting and extended the exercise period for options held by the executive. Accordingly, approximately $242,000 in stock based compensation was recorded in the three months ended March 31, 2005.

Note 9. Contingencies

     On January 16, 2004, the Company entered into a release agreement with its prior landlord, Sibro Enterprises, LP (“Sibro”), pursuant to which the Company settled all outstanding disputes under the lawsuit Sibro had filed in the Court of Common Pleas of Allegheny County, Pennsylvania. Pursuant to the release agreement, the Company paid Sibro Enterprises an agreed upon amount representing rent due through December 31, 2003, which was recorded in its 2003 consolidated financial statements and issued Sibro Enterprises a warrant to purchase 12,500 shares of common stock at a purchase price of $8.40 per share. The warrant was valued and recorded at approximately $105,000. In exchange, the parties mutually agreed to terminate the lease as of December 31, 2003, dismiss the lawsuit with prejudice, and release each other from any and all claims as of the date of the release agreement.

Note 10. Acquisition

     On December 22, 2004, the Company announced that it had entered into a business combination agreement with Kanisa Inc. under which Kanisa became a wholly-owned subsidiary of ServiceWare through a merger with a newly created wholly-owned subsidiary of ServiceWare. The merger was completed on February 8, 2005 pursuant to an Amended Merger Agreement. Bruce Armstrong, CEO of Kanisa, became CEO of the Company. The corporate headquarters of the Company following consummation of the merger is Cupertino, California.

     In pursuing this merger, the Company determined that combining the technology, research and development resources, customer relationships and sales and marketing capabilities of the two companies would create a stronger and more competitive company, with the breadth and scale that our market demands.

     Pursuant to the Merger, the Kanisa stockholders received a total of 3,501,400 shares of $.01 par value ServiceWare common stock, which represents 40% of post-merger common stock outstanding. Warrants to purchase an additional 423,923 shares of common stock at an exercise price of $7.20 per share were issued to the Kanisa stockholders. These warrants will expire in January 2009. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	142.67%
Risk-free interest rate	3.4%
Dividend yield	—
Expected life	4 years

     Based on this methodology, the warrants were valued at approximately $4.15 each, resulting in a total value of approximately $1.8 million.

     The results of operations of Kanisa have been included in ServiceWare’s consolidated results from the date of acquisition, February 8, 2005.

     The following table summarizes the allocation of the total purchase price (consisting of $17,297,000 for the common stock issued to Kanisa stockholders, $1,759,000 for the warrants issued to the Kanisa stockholders and acquisition costs of $561,000) to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Cash and cash equivalents	$3,779
Accounts receivable	2,032
Prepaid expenses and other current assets	364
Equipment	87
Intangible assets:
Core and developed technologies	3,981
Acquired in-process research and development	421
Customers contracts/customer relations	1,401
Goodwill	12,161
Accounts payable	(1,144)
Accrued compensation and benefits	(614)
Other current liabilities	(913)
Deferred revenues	(1,876)
Capital lease obligations	(62)

Net assets acquired	$19,617

     The Company expensed the acquired in-process research and development in first quarter 2005. The core and developed technologies of $4.0 million were assigned a useful life of 7 years and the customer contracts/customer relations of $1.4 million were assigned a useful life of 5 years. The intangible assets are being amortized using the straight-line method over their estimated useful lives.

     An investment firm, of which a Director of the Company is an affiliate, received $350,000 in consulting fees for assistance with the acquisition. These fees are included in the acquisition costs.

Pro forma results

     The following pro forma results of operations reflect the combined results of ServiceWare and Kanisa as if the combination occurred at the beginning of ServiceWare’s fiscal year, January 1, 2005 or January 1, 2004, as applicable. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Kanisa for the periods January 1, 2005 through February 7, 2005 and January 1, 2004 through March 31, 2004.

	Three months ended March 31,
	2005	2004
	(amounts in thousands, except per share amounts)
Revenue	$4,105	$3,999
Net loss	$(4,432)	$(6,565)
Net loss per share	$(0.51)	$(0.78)
Shares used in loss per share calculation	8,642	8,407

     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed dates and periods presented. The actual results for the quarter ended March 31, 2005 include the results for Kanisa from February 8, 2005 through March 31, 2005.

Note 11. Restructuring Charges

     During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive discussed in Note 8. As of March 31, 2005, $754,000 in severance costs remain to be paid over the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).

     Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in the section entitled “Additional Factors that May Affect Future Results” beginning on page 19 of this Form 10-Q, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.

Overview

     We are a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, our service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. Our SRM applications complement, integrate with, and enhance traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. Our customers include some of the largest companies in the world and our products enable them to reduce operating and service delivery costs, improve customer satisfaction, and thereby increase revenues.

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

     The Knova Application Suite consists of the following business applications:

•	Knova Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. Knova Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. Knova Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	Knova Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. Knova Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	Knova Forums is an application for online customer communities and forums that enable customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. Knova Forums enable customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	Knova Service Desk is a packaged knowledge management solution for service desks to resolve questions, author knowledge, and manage repositories of intellectual capital. Knova Service Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. Knova Service Desk features application modules for different user types and functions.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, and (iii) the valuation of intangible assets and goodwill. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004.

Description of Statement of Operations

Revenues

     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 2% of total revenues in the first three months of 2005 and 6% in the first three months of 2004. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

Operating Costs

     We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one time charges, including restructuring costs, are presented separately as restructuring and other special charges to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of Kanisa. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring and other special charges consist of costs incurred in connection with streamlining our work force as a result of the combination with Kanisa.

Results of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended March 31,
	2005	2004
Revenues
Licenses	37.2%	12.5%
Services	62.8	87.5

Total revenues	100.0	100.0

Cost of revenues
Cost of licenses	5.7	3.5
Cost of services	44.0	42.0

Total cost of revenues	49.7	45.5

Gross margin	50.3	54.5
Operating expenses
Sales and marketing	44.9	54.5
Research and development	41.2	32.4
General and administrative	26.5	46.4
Restructuring charges	36.6	0.0

Total operating expenses	149.2	133.3

Loss from operations	(98.9)	(78.8)
Other income (expense), net	4.0	(68.7)

Net loss	(94.8)%	(147.5)%

Three Months Ended March 31, 2005 and 2004

     The comparison of our performance during the first three months of 2005 to the first three months of 2004 is skewed since Kanisa financial performance is included in the 2005 results from and after February 8, 2005, but is not reflected in the 2004 operating results.

Revenues

     Total revenues increased 101.1% to $3.7 million in first quarter 2005 from $1.8 million in first quarter 2004. License revenues increased 497.2% to $1.4 million in first quarter 2005 from $0.2 million in first quarter 2004; the increase resulted primarily from an increase in the number of customers sold due to the merger with Kanisa. The average license revenue recognized from sales to new customers was $223,000 up 99.1% from $112,000 in first quarter 2004, and the average license revenue from existing customers was $99,000 in first quarter 2005 up 160.5% from $38,000 in first quarter 2004. There were three license sales to new customers in first quarter 2005 compared to one in the first quarter 2004, and the number of sales of additional licenses to existing customers increased to seven in first quarter 2005 from three in first quarter 2004.

Service revenues increased 44.6% to $2.3 million in first quarter 2005 from $1.6 million in first quarter 2004. The increase was primarily due to an increased combined install base after the merger with Kanisa.

Cost of Revenues

     Cost of revenues increased 119.8% to $1.8 million in first quarter 2005 from $0.8 million in first quarter 2004. The increase is primarily due to the costs associated with our merger with Kanisa, including the amortization of the core technology purchased and a 100% increase in employee headcount (allocable to cost of revenues) to 36 at the end of first quarter 2005 compared to 18 at the end of first quarter 2004.

     Cost of license revenues increased to $209,000 in first quarter 2005 from $64,000 in first quarter 2004. Cost of license revenues as a percentage of revenues increased to 5.7% from 3.5%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.

     Cost of service revenues increased 110.8% to $1.6 million in first quarter 2005 from $0.8 million in first quarter 2004. The increase was primarily due to a 100% increase in employee headcount (allocable to cost of revenues) after the merger.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 66.1% to $1.7 million, or 44.9% of revenues, in first quarter 2005 from $1.0 million, or 54.5% of revenues, in first quarter 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 52.4% increase in employee headcount (allocable to sales and marketing) to 32 at the end of first quarter 2005 compared to 21 at the end of first quarter 2004. In addition, we increased our investment in marketing and advertising during the first quarter of 2005 in order to seek to strengthen our sales pipeline for future periods.

Research and Development. Research and development expenses increased 156.4% to $1.5 million in first quarter 2005 from $0.6 million in first quarter 2004. The increase was primarily due to the costs associated with our merger with Kanisa, which includes recognizing the expense for acquired in-process research and development of approximately $421,000. In addition, the increase was a result of a 240% increase in employee headcount (allocable to research and development) to 17 at the end of first quarter 2005 compared to 5 at the end of first quarter 2004. Research and development expenses as a percentage of revenues increased to 41.2% from 32.4% as a consequence of merger with Kanisa.

General and Administrative. General and administrative expenses increased 14.9% to $1.0 million, or 26.5% of revenues in first quarter 2005 from $0.9 million, or 46.4% of revenues in first quarter 2004. The increase resulted from costs associated with our merger with Kanisa, including increases in facility costs to maintain two locations, costs of contractors associated with integration of the two companies, and recruiting fees associated with the hiring of a new chief financial officer, expected to be hired in second quarter 2005. Savings of approximately $60,000 from integrating liability insurance policies offsets these additional costs. In addition, stock based compensation costs decreased in first quarter 2005, as we had issued a warrant valued at $105,000 in connection with a lease settlement with our former Oakmont, Pennsylvania landlord in first quarter 2004.

Intangible Assets Amortization. Intangible assets amortization of $28,000 recorded in first quarter 2005 was a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in first quarter 2004 as the intangible assets were fully amortized prior to 2004.

Restructuring. There was approximately $1.4 million in restructuring expense relating to severances paid to 21 employees in conjunction with layoffs that occurred as a result of the Kanisa acquisition. For further discussion refer to Note 11 to our consolidated financial statements.

Other income (expense), net

     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our then outstanding convertible notes. First quarter 2005 results reflect net income of approximately $150,000 or 4.0% of revenues compared to a net expense of $1.3 million or 68.7% of revenues in first quarter 2004. The interest expense in first quarter 2004 primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest and amortization of the debt discount and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of terms of the equity funding obtained in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.

Liquidity and Capital Resources

     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.

     As of March 31, 2005, we had $11.0 million in cash, cash equivalents and marketable securities compared to $10.9 million as of December 31, 2004.

     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund 2005 operations through operating revenue and our cash balances.

     If we require additional financing, there can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Our stockholders may suffer significant additional dilution in any such equity issuance. Further, the issuance of debt securities could increase the risk or perceived risk of our company.

     We incurred a net loss of $3.5 million in first three months of 2005, as compared to a net loss of $2.7 million in the first three months of 2004. Over the past three years, we have taken substantial measures to reduce our costs and we believe that we have improved our chances of achieving profitability in 2005 if we are able to increase our revenues and realize the synergies from the Kanisa merger.

     The net cash used for operating activities was $2,842,000 and $547,000 for the first quarters 2005 and 2004, respectively. Net cash used for operating activities in the first three months of 2005 and 2004 was principally the result of our net loss reduced by non-cash items, including $1.1 million of amortization of a beneficial conversion feature related to convertible notes in first quarter 2004.

     Net cash provided by investing activities of $4,500,000 in the first three months of 2005 is primarily due to the cash received from the acquisition of Kanisa and proceeds from the sale of marketable securities. Net cash used in investing activities of $7,888,000 in the first three months of 2004 was principally due to the purchases of marketable securities.

     Net cash used in financing activities during the first three months of 2005 was not significant. Net cash provided from financing activities of $7,187,000 for the first three months of 2004 was principally due to the proceeds of an equity offering.

Contractual Obligations

     As of March 31, 2005, we are obligated to make cash payments in connection with our capital leases, operating leases and decreased restructuring charges. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are our contractual obligations as of March 31, 2005:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Capital lease obligations	$148	$48	$81	$19
Operating lease obligations	1,568	395	830	343
Restructuring Charges	754	754	—	—

Total contractual obligations	$2,470	$1,197	$911	$362

Related Party Transactions

     A portion of our marketable securities is held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At March 31, 2005, the cash balance with this investment firm was approximately $275,000. Cash is defined as cash and cash equivalents maturing within 30 days.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the Employee Stock Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Employee Stock Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that we currently use for our footnote disclosure). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R. SFAS 123R will now be effective for public companies for annual periods that begin after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS 123R.

     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”),

which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

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

     As of March 31, 2005, we had an accumulated deficit of $81.7 million. Although, we achieved profitability on a quarterly basis for the first time in second quarter 2004 and were also profitable in third and fourth quarters 2004, we incurred a net loss of $1.7 million for the year ended December 31, 2004, and a loss of $3.5 million in first quarter 2005. Transition expenses to be incurred in connection with the combination of our operations with Kanisa will likely contribute to net losses in 2005. Thereafter, we will need to increase our revenues and control expenses to avoid continued losses. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

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

     Further, we may not realize the anticipated benefits and synergies of the combination. Any one or all of the factors identified above could cause increased operating costs, lower than anticipated financial performance, or the loss of customers, employees or business partners. The failure to integrate Kanisa successfully would have a material adverse effect on our business, financial condition and results of operations.

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

A third party performs a significant percentage of our product development internationally, the loss of which could substantially impair our product development efforts.

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

     We seek to manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and fluctuate up and down from quarter to quarter.

     Our historical results may not be indicative of future performance as a result of the significant changes to our business that have resulted and will result from the merger with Kanisa.

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

     Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, specifically including CRM software sold by Siebel Systems, Amdocs, Peoplesoft/Oracle, SAP, Remedy, Hewlett Packard, and Peregrine. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. If any one of them should close their programs’ interface or if they should acquire one of our competitors, our ability to provide a close integration of our products could become more difficult, or impossible, and could delay or prevent our products’ integration with future systems. Inadequate integration with other vendors’ products could make our products less desirable and could lead to lower sales.

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

     In addition to our recent combination with Kanisa, we may pursue mergers or acquisitions in the future to obtain complementary businesses, products, services or technologies. Entering into a merger or acquisition entails many risks, any of which could adversely affect our business, including:

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

     We believe that some companies, including direct and indirect competitors, may be infringing our patents. In order to protect or enforce our patent rights, we may decide to initiate patent litigation suits against third parties, such as infringement suits or interference proceedings. Lawsuits that we may file are likely to be expensive, may take significant time and could divert management’s attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any suits we may bring, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

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

We depend on increased business from our new customers and, if we fail to grow our customer base or generate repeat business, our operating results could be adversely affected.

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

     The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition’s scope and the liability associated with a violation of the Telecommunications Act’s information and content provisions are currently unsettled. The imposition of potential liability upon us and other software and service providers for information carried on or disseminated through our applications could require us to implement measures to reduce our exposure to this liability. These measures could require us to expend substantial resources or discontinue certain services. In addition, although substantial portions of the Communications Decency Act, the act through which the Telecommunications Act of 1996 imposes criminal penalties, were held to be unconstitutional, similar legislation may be enacted and upheld in the future. It is possible that new legislation and the Communications Decency Act could expose companies involved in Internet services to liability, which could limit the growth of Internet usage and, therefore, the demand for knowledge management and service resolution management solutions. In addition, similar or more restrictive laws in other countries could have a similar effect and hamper our plans to expand overseas.

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

     As our stock is traded on the OTC Bulletin Board, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, we are subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, various practice requirements are imposed on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to purchase. Consequently, the rule may deter broker-dealers from recommending or purchasing our common stock, which may further affect the liquidity of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 2% in the first three months of 2005 and 6% in the first three months of 2004, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.

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

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that occurred during the first quarter of 2005 that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Pursuant to the business combination with Kanisa, the Kanisa stockholders received a total of 3,501,400 shares of our common stock. In addition, we issued warrants to purchase 423,923 shares of common stock at an exercise price of $7.20 per share to the Kanisa stockholders. The warrants will expire in January 2009. The Kanisa stockholders received shares and warrants based on an exchange ratio determined in accordance with Kanisa’s charter documents. The issuance of shares of our common stock and warrants in connection with the merger which closed on February 8, 2005, are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Act and Regulation D thereunder. Each Kanisa stockholder who received our securities is an “accredited investor” as that term is defined in Regulation D and the issuance of the securities met the other requirements of Regulation D.

Item 6. Exhibits

2 .1 Amended Agreement and Plan of Merger, dated as of February 8, 2005, by and among the Company, Kanisa Inc. and SVCW Acquisition, Inc. (1)

3 .1 Amended and Restated Bylaws of the Company (1)

3 .2 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (2)

4 .1 Form of Warrant issued to Kanisa stockholders as of February 8, 2005 (2)

4 .2 Registration Rights Agreement, dated as of February 8, 2005, by and among the Company and stockholders of Kanisa Inc. (1)

10 .1 Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Bruce Armstrong. (1)

10 .2 Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Mark Angel. (1)

10 .3 Agreement, effective as of February 8, 2005, by and between the Company and Kent Heyman. (1)

31.1 Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2 Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32. Section 1350 Certifications

(1) Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(2) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICEWARE TECHNOLOGIES, INC.

Date: May 16, 2005	By:	/s/ SCOTT SCHWARTZMAN

Scott Schwartzman Principal Financial Officer