Form 10-Q
period 2005-06-30
KNOVA SOFTWARE, INC.
filed 2005-08-08
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 000-30277
Knova Software, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	25-1647861 (I.R.S. Employer Identification No.)

10201 Torre Avenue, Suite 350 Cupertino, CA	95014

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (408) 863-5800
ServiceWare Technologies, Inc.
(Former name, former address and former fiscal year if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2005 was 8,743,116.

Knova Software, Inc.
Form 10-Q
June 30, 2005
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Knova Software, Inc.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except per share amounts

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,996	$1,672
Marketable securities	6,350	9,266
Accounts receivable, less allowance for doubtful accounts of $150 as of June 30, 2005 and $95 as of December 31, 2004	7,678	2,529
Prepaid expenses and other current assets	437	513

Total current assets	16,461	13,980
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,515	1,511
Computer equipment	4,957	4,830

Total property and equipment	6,472	6,341
Less accumulated depreciation	(6,100)	(5,890)

Property and equipment, net	372	451
Intangible assets, net of amortization of $354 as of June 30, 2005	5,028	—
Goodwill	14,485	2,324
Other non current assets	61	198

Total non current assets	19,946	2,973

Total assets	$36,407	$16,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,128	1,693
Accrued compensation and benefits	1,192	407
Deferred revenue — licenses	382	379
Deferred revenue — services	4,482	2,720
Accrued restructuring charges	505	—
Current portion of capital lease obligations	47	34
Other current liabilities	1,126	572

Total current liabilities	9,862	5,805
Non current deferred revenue	226	323
Capital lease obligations	80	61

Total liabilities	10,168	6,189
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,757 and 5,269 shares issued and 8,742 and 5,252 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	88	53
Additional paid in capital	101,472	83,835
Treasury stock, 28 and 17 shares as of June 30, 2005 and December 31, 2004, respectively	(155)	(62)
Deferred compensation	(53)	(162)
Warrants	6,524	4,765
Accumulated other comprehensive income (loss)	(14)	514
Accumulated deficit	(81,623)	(78,179)

Total stockholders’ equity	26,239	10,764

Total liabilities and stockholders’ equity	$36,407	$16,953

See accompanying notes to the financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands, except per share amounts
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Licenses	$2,824	$2,309	$4,201	$2,540
Services	4,518	1,578	6,840	3,184

Total revenues	7,342	3,887	11,041	5,724
Cost of revenues
Cost of licenses	257	80	420	144
Cost of services	2,220	927	3,848	1,699

Total cost of revenues	2,477	1,007	4,268	1,843

Gross margin	4,865	2,880	6,773	3,881
Operating expenses
Sales and marketing	2,042	1,539	3,705	2,541
Research and development	1,317	633	2,840	1,228
General and administrative	1,420	557	2,399	1,409
Intangible assets amortization	70	—	117	—
Restructuring charges	—	—	1,355	—

Total operating expenses	4,849	2,729	10,416	5,178

Income (loss) from operations	16	151	(3,643)	(1,297)
Other income (expense)
Interest expense	(2)	(4)	(3)	(1,275)
Other (net)	50	16	202	25

Other income (expense), net	48	12	199	(1,250)

Net income (loss)	$64	$163	($3,444)	($2,547)

Net income (loss) per common share, basic:	$0.01	$0.03	($0.43)	($0.50)
Net income (loss) per common share, diluted:	$0.01	$0.03	($0.43)	($0.50)

Shares used in computing per share amounts, basic	8,723	5,217	7,953	5,061

Shares used in computing per share amounts, diluted	8,776	5,419	7,953	5,061

See accompanying notes to the financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands, except per share amounts
(Unaudited)

								Accumulated
								other		Total
	Common stock		Additional	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders'
	Shares	Amount	paid in capital	Shares	Amount	Compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2004	5,252	$53	$83,835	17	$(62)	$(162)	$4,765	$514	$(78,179)	$10,764
Exercise of stock options	1		(2)	(1)	6					4
Issuance of common stock for merger	3,501	35	17,262							17,297
Issuance of warrants for merger							1,759			1,759

Stock based compensation expense			382			74				456

Issuance of stock under Employee Stock Purchase Plan	2		(5)	(2)	11					6
Forfeiture of restricted stock	(14)			14	(110)	35				(75)
Comprehensive loss:										—
Unrealized loss on short term investments								(14)		(14)
Reclassification adjustment for gains realized in net loss								(514)		(514)
Net loss									(3,444)	(3,444)

Total comprehensive loss										(3,958)

Balance at June 30, 2005	8,742	$88	$101,472	28	$(155)	$(53)	$6,524	$(14)	$(81,623)	$26,239

Balance at December 31, 2003	2,433	$247	$76,433	36	$(134)	$—	$46	$—	$(76,485)	$107
Exercise of warrants and stock options	18		32	(16)	60					92
Beneficial conversion feature of convertible notes			233							233
Issuance of common stock and warrants, net of $574 of issuance costs	1,231	123	2,681				4,614			7,418
Issuance of warrants for settlement of lawsuit							105			105
Issuance of common stock related to note conversion	1,535	154	3,685							3,839

Stock based compensation expense	32	2	295			(236)				61
Issuance of stock under Employee Stock Purchase Plan			2		6					8
Comprehensive (loss) gain:										—
Unrealized loss on short term investments								(8)		(8)
Net loss									(2,547)	(2,547)

Total comprehensive (loss) gain										(2,555)

Balance at June 30, 2004	5,249	$526	$83,361	20	$(68)	$(236)	$4,765	$(8)	$(79,032)	$9,308

See accompanying notes to the financial statements

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands, except per share amounts
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities	($3,444)	($2,547)
Net loss
Adjustments to reconcile net loss to net cash used in operations:
Non cash items:
Depreciation	216	167
Amortization of intangible assets	354	25
Cost of warrants in connection with lease settlement	—	105
Amortization of beneficial conversion feature related to convertible notes	—	1,162
Amortization of discount on convertible notes	—	50
Interest expense paid by issuing common stock	—	107
Stock based compensation	456	61
Forfeiture of restricted stock	(75)
Acquired in-process research and development	421	—
Loss (gain) on disposal of equipment	4	(7)
Other non cash items	—	(8)
Gain on sale of investments	(284)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(3,117)	(1,321)
Decrease in other assets	577	105
Decrease in accounts payable	(709)	(26)
Increase in accrued compensation	170	175
Increase in accrued restructuring charges	505	—
(Decrease) increase in deferred revenue	(208)	477
(Decrease) increase in other liabilities	(368)	387

Net cash used in operating activities	(5,502)	(1,088)

Cash flows from investing activities
Purchases of marketable securities	(4,898)	(9,073)
Proceeds from sale of marketable securities	7,570	2,000
Proceeds from sale of assets	1	1
Acquisition costs for Kanisa merger	(561)	—
Cash acquired from Kanisa merger	3,779	—
Property and equipment acquisitions	(55)	(112)

Net cash provided by (used in) investing activities	5,836	(7,184)

Cash flows from financing activities
Repayments of principal of capital lease obligations	(20)	(16)
Repayments of principal of revolving line of credit	—	(250)
Proceeds from equity funding, net of debt issuance costs	—	7,418
Proceeds from stock option exercises and employee stock purchase plan issuances	10	76

Net cash provided by financing activities	(10)	7,228

Increase (decrease) in cash and cash equivalents	324	(1,044)
Cash and cash equivalents at beginning of period	1,672	1,438

Cash and cash equivalents at end of period	$1,996	$394

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$6

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest to common stock	—	3,839
Adjustment to beneficial conversion feature for convertible notes	—	233
Exercise of warrants by bank	—	23
Issuance of warrants	1,759	5,134
Assets acquired under capital lease obligations	—	32
Unrealized loss on investments	(14)	—
Kanisa acquisition (note 10)
See accompanying notes to the financial statements.

Knova Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
Note 1. Organization of the Company
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
     The Company is principally engaged in the design, development, marketing and support of software applications and services. Substantially all of the Company’s revenues are derived from a perpetual license of software products, the related professional services and the related customer support, otherwise known as maintenance. The Company licenses software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. The Company’s professional services and technical support organizations provide a broad range of implementation services, training, and technical support to customers and implementation partners. The Company’s service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of the Company’s solutions.
     The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3, 444,000 and used $5,502,000 for operations for the six months ended June 30, 2005, and may incur additional losses throughout the remainder of 2005. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2005 operations through cash the Company expects to generate from operations and current cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.
Note 2. Unaudited Interim Financial Information
     The accompanying unaudited balance sheet as of June 30, 2005 and related unaudited consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, unaudited consolidated statements of cash flows and the unaudited consolidated statements of stockholders’ equity for the six months ended June 30, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 10, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.
     Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the results of interim periods. Operating results for any quarter are not necessarily indicative of the results that may be expected for the full year and particularly with respect to the operating results for the six months ended June 30, 2005, which include Kanisa results only from February 8, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 3. Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.
Marketable Securities
     The Company considers all marketable securities as available-for-sale. Accordingly, these securities are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The securities consist of corporate bonds, government bonds and auction rate preferred securities.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss) from continuing operations, as reported	$64	$163	($3,444)	($2,547)
Add: stock based compensation expense included in reported net loss	102	37	381	129
Less: total stock based compensation expense under SFAS No. 123	(825)	(201)	(1,885)	(368)

Adjusted net loss	($659)	($1)	($4,948)	($2,786)

Weighted average shares used to calculate basic and diluted loss per share	8,723	5,217	7,953	5,061
Net loss per share, basic and diluted	($0.06)	($0.00)	($0.62)	($0.55)
     The average fair value of the options granted is estimated at $4.72 during first six months of 2005 and $5.80 during first six months of 2004, on the date of grant using the Black-Scholes pricing model.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change, if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 further eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement’s transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Revision in the Classification of Certain Securities
     During the first quarter 2005, the Company concluded that it was appropriate to classify all auction rate preferred stock as marketable securities. Previously, a portion of such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these securities totaling $850,000 as marketable securities on the previously reported Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to the previously reported Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the net cash used in investing activities of $6,006,000 related to the gross purchases and sales of these securities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.
     For the year ended December 31, 2004, now included in cash used in investing activities in our consolidated statements of cash flows is purchases of approximately $13.2 million and sales of approximately $5.3 million of marketable securities, which were previously classified as cash and cash equivalents.
     For the six months ended June 30, 2005, now included in cash used in investing activities in our consolidated statements of cash flows is purchases of approximately $4.1 million and sales of approximately $2.3 million of marketable securities, which were previously classified as cash and cash equivalents.
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

Note 5. Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income (loss )	$64	$163	($3,444)	($2,547)

Denominator:
Denominator for basic earnings per share — weighted average shares	8,723	5,217	7,953	5,061

Denominator for diluted earnings per share — weighted average shares	8,776	5,419	7,953	5,061

Net income (loss) per share, basic	$0.01	$0.03	($0.43)	($0.50)

Net income (loss) per share, diluted	$0.01	$0.03	($0.43)	($0.50)
     Dilutive securities include convertible notes, options and warrants, as if converted. Potentially dilutive securities totaling 3,025,465 and 1,588,714 shares for the six month period ended June 30, 2005 and 2004, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,762,022 and 685,270 for the six months ended June 30, 2005 and 2004, respectively.
Note 6. Segment Information
The Company has one business segment.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues (a)
United States	$7,140	$3,675	$10,520	$5,406
International	202	212	521	318

Total	$7,342	$3,887	$11,041	$5,724

(a)	Revenues are attributed to the United States and International based on customer location.
Note 7. Capital Stock
     On January 30, 2004, the Company secured an additional $7.4 million, net of expenses, in funding to finance its operations and the development of its business. The funding was raised through a private placement of equity securities consisting of 1,230,769 shares of common stock and five-year warrants to purchase 615,385 shares of common stock at $7.20 per share.
     At the Company’s 2004 annual meeting of stockholders on December 7, 2004, the stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its common stock and to grant its board of directors the authority until June 30, 2006 to set the ratio for the reverse split or to not complete the reverse split. The board subsequently approved a 1 for 10 reverse stock split to become effective February 4, 2005. The split is reflected in all share and per share information found throughout the consolidated financial statements. In addition, on February 4, 2005, the number of authorized shares of common stock was decreased to 50,000,000 shares upon completion of the reverse stock split.
     See Note 10 for a discussion of stock and warrants issued to Kanisa stockholders in the business combination effected on February 8, 2005.

Note 8. Stock Option Plan
The following table summarizes option activity for the six months ended June 30, 2005:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding, December 31, 2004	867,049	$2.50-$70.00	$5.0950
Options granted	1,290,100	$3.70-$4.60	$4.1947
Options exercised	(1,140)	$2.60-$3.80	$3.6526
Options forfeited	(190,349)	$2.60-$25.00	$5.2988

Options outstanding, June 30, 2005	1,965,660

Options exercisable, June 30, 2005	741,790	$2.50-$70.00	$4.8800

The following table summarizes option activity for the six months ended June 30, 2004:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding, December 31, 2003	576,771	$2.50-$70.00	$4.7100
Options granted	349,796	$5.40-$8.19	$5.8256
Options exercised	(16,150)	$2.60-$4.50	$4.2814
Options forfeited	(15,958)	$2.60-$50.99	$5.1405

Options outstanding, June 30, 2004	894,459

Options exercisable, June 30, 2004	470,413	$2.50-$70.00	$4.7868

     At the annual stockholders meeting held on May 24, 2005, the stockholders approved an amendment to the Company’s stock option plan to increase the number of shares available for issuance under the plan to 2,453,387 (subject to additional annual increases in accordance with the terms of the plan).
     In February 2005, in accordance with an agreement entered into with an executive, who terminated active employment with the Company, the Company accelerated the vesting and extended the exercise period for options held by the executive. Accordingly, approximately $242,000 in stock based compensation was recorded in the three months ended March 31, 2005, as a result of this agreement.
     In June 2005, in accordance with an agreement entered into with an executive, who terminated active employment with the Company, the Company accelerated the vesting and extended the exercise period for options held by the executive. Accordingly, approximately $140,000 in stock based compensation was recorded in the three months ended June 30, 2005. The stock based compensation was offset by the reversal of expense previously recognized in connection with a restricted stock grant since the restricted stock was forfeited upon the termination of employment. Approximately $75,000 in stock based compensation was reversed in the three months ended June 30, 2005, as a result of this agreement.
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

Note 10. Acquisition
     On December 22, 2004, the Company entered into a business combination agreement with Kanisa Inc. under which Kanisa became a wholly-owned subsidiary of the Company through a merger with a newly created wholly-owned subsidiary of the Company. The merger was completed on February 8, 2005 pursuant to an Amended Merger Agreement. Bruce Armstrong, CEO of Kanisa, became CEO of the Company. The corporate headquarters of the Company following consummation of the merger is Cupertino, California.
     In pursuing this merger, the Company determined that combining the technology, research and development resources, customer relationship and sales and marketing capabilities of the two companies would create a stronger and more competitive company, with the breadth and scale that the Company’s market demands.
     Pursuant to the Merger, the Kanisa stockholders received a total of 3,501,400 shares of $.01 par value common stock of the Company, which represents 40% of post-merger common stock outstanding. Warrants to purchase an additional 423,923 shares of common stock at an exercise price of $7.20 per share were issued to the Kanisa stockholders. These warrants will expire in January 2009. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	142.67%
Risk-free interest rate	3.4%
Dividend yield	—
Expected life	4 years
     Based on this methodology, the warrants were valued at approximately $4.15 each, resulting in a total value of approximately $1.8 million.
     The results of operations of Kanisa have been included in the Company’s consolidated results from the date of acquisition, February 8, 2005.
     The following table summarizes the allocation of the total purchase price (consisting of $17,297,000 for the common stock issued to Kanisa stockholders, $1,759,000 for the warrants issued to the Kanisa stockholders and acquisition costs of $561,000) to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Cash and cash equivalents	$3,779
Accounts receivable	2,032
Prepaid expenses and other current assets	364
Equipment	87
Intangible assets:
Core and developed technologies	3,981
Acquired in-process research and development	421
Customer contracts/customer relations	1,401
Goodwill	12,161
Accounts payable	(1,144)
Accrued compensation and benefits	(614)
Other current liabilities	(913)
Deferred revenues	(1,876)
Capital lease obligations	(62)

Net assets acquired	$19,617

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
     The merger contemplated a name change for the Company. Effective as of May 27, 2005, the Company’s name was changed to “Knova Software, Inc.”.

Pro forma results
     The following pro forma results of operations reflect the combined results of the Company and Kanisa as if the combination occurred at the beginning of each of the applicable periods. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Kanisa for the periods January 1, 2005 through February 7, 2005 and January 1, 2004 through June 30, 2004.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues	$7,342	$6,593	$11,447	$10,592
Net loss	($357)	($2,377)	($4,368)	($8,942)
Net loss per share	($0.04)	(0.27)	($0.55)	(1.04)
Shares used in per share calculation	8,723	8,718	7,953	8,562
     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed dates and periods presented. The actual results for the six months ended June 30, 2005 include the results for Kanisa from February 8, 2005 through June 30, 2005.
Note 11. Restructuring Charges
     During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive discussed in Note 8. As of June 30, 2005, $505,000 in severance costs remain to be paid to terminated employees over the next year.

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
     The Knova Application Suite consists of the following business applications:
•	Knova Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. Knova Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. Knova Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	Knova Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. Knova Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	Knova Forums is an application for online customer communities and forums that enables customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. Knova Forums enables customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	Knova Service Desk is a packaged knowledge management solution for service desks to resolve questions, author knowledge, and manage repositories of intellectual capital. Knova Service Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. Knova Service Desk features application modules for different user types and functions.

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
Description of Statement of Operations
Revenues
     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 5% of total revenues in the first six months of 2005 and 6% in the first six months of 2004. Revenues generated by resellers, including international resellers, were 4% in the first six months of 2005 and 12% in the first six months of 2004. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance and hosting contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, hosting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. Services revenues are generated primarily from time and materials contracts. Three customers accounted for 44% of our total revenues in the second quarter 2005.
Cost of Revenues
     Cost of license revenues consists primarily of the expenses related to royalties, the cost of the media on which our product is delivered, product fulfillment costs and amortization of purchased technology. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, and fees for sub-contractors.
Operating Costs
     We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Restructuring charges are presented separately to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisition of Kanisa. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring charges consist of costs incurred in connection with streamlining our work force as a result of the combination with Kanisa.

Results of Operations
The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Licenses	38.5%	59.4%	38.0%	44.4%
Services	61.5%	40.6%	62.0%	55.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of licenses	3.5%	2.1%	3.8%	2.5%
Cost of services	30.2%	23.8%	34.9%	29.7%

Total cost of revenues	33.7%	25.9%	38.7%	32.2%

Gross margin	66.3%	74.1%	61.3%	67.8%
Operating expenses
Sales and marketing	27.8%	39.6%	33.6%	44.4%
Research and development	17.9%	16.3%	25.7%	21.5%
General and administrative	19.3%	14.3%	21.7%	24.6%
Intangible assets amortization	1.0%	0.0%	1.1%	0.0%
Restructuring charges	0.0%	0.0%	12.3%	0.0%

Total operating expenses	66.0%	70.2%	94.3%	90.5%

Income (loss) from operations	0.2%	3.9%	(33.0)%	(22.7)%
Other income (expense), net	0.7%	0.3%	1.8%	(21.8)%

Net income (loss)	0.9%	4.2%	(31.2)%	(44.5)%

Three Months Ended June 30, 2005 and 2004
     The comparison of our performance during the second quarter of 2005 to the second quarter of 2004 is significantly impacted as the Kanisa financial performance was not reflected in results prior to its acquisition on February 8, 2005.
Revenues
     Total revenues increased 88.9% to $7.3 million in second quarter 2005 from $3.9 million in second quarter 2004. License revenues increased 22.3% to $2.8 million in second quarter 2005 from $2.3 million in second quarter 2004; the increase resulted primarily from an increase in the size of sales to new customers sold after the merger with Kanisa. The average license revenue recognized from sales to new customers was $816,000 up 436.8% from $152,000 in second quarter 2004, and the average license revenue from existing customers was $23,000 in second quarter 2005 down 81.8% from $126,000 in second quarter 2004. There were license sales to three new customers in second quarter 2005 compared to five in the second quarter 2004, and the number of sales of additional licenses to existing customers increased to five in second quarter 2005 from three in second quarter 2004.
     Service revenues increased 186.3% to $4.5 million in second quarter 2005 from $1.6 million in second quarter 2004. The increase was due to an increased combined install base after the merger with Kanisa and one major services engagement for an existing customer, which accounted for 18.2% of services revenues in the second quarter 2005.
Cost of Revenues
     Cost of revenues increased 146.1% to $2.5 million in second quarter 2005 from $1.0 million in second quarter 2004. The increase is primarily due to the costs associated with our merger with Kanisa, including the amortization of the core technology purchased and a 90.9% increase in employee headcount (allocable to cost of revenues) to 42 at the end of second quarter 2005 compared to 22 at the end of second quarter 2004.
     Cost of license revenues increased to $257,000 in second quarter 2005 from $80,000 in second quarter 2004. Cost of license revenues as a percentage of revenues increased to 3.5% from 2.1%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
     Cost of service revenues increased 139.6% to $2.2 million in second quarter 2005 from $0.9 million in second quarter 2004. The increase was primarily due to a 58.8% increase in employee headcount (allocable to cost of revenues) and the increased use of a third party implementation partner after the merger.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 32.7% to $2.0 million, or 27.8% of revenues, in second quarter 2005 from $1.5 million, or 39.6% of revenues, in second quarter 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 57.1% increase in employee headcount (allocable to sales and marketing) to 33 at the end of second quarter 2005, of which 9 are quota carrying sales representatives, compared to 21 at the end of second quarter 2004. In addition, we increased our investment in discretionary marketing programs during the second quarter of 2005 in order to seek to strengthen our sales pipeline for future periods.
Research and Development. Research and development expenses increased 108.1% to $1.3 million in second quarter 2005 from $0.6 million in second quarter 2004. The increase was primarily due to the costs associated with our merger with Kanisa. In addition, the increase was a result of a 300% increase in employee headcount (allocable to research and development) to 20 at the end of second quarter 2005 compared to 5 at the end of second quarter 2004. Research and development expenses as a percentage of revenues increased to 17.9% from 16.3% as a consequence of the merger with Kanisa.
General and Administrative. General and administrative expenses increased 154.8% to $1.4 million, or 19.3% of revenues in second quarter 2005 from $0.6 million, or 14.3% of revenues in second quarter 2004. The increase resulted from costs associated with our merger with Kanisa, including increases in facility costs to maintain two locations, costs of contractors associated with integration of the two companies, legal and accounting fees relating to public filings, and recruiting fees associated with the hiring of the new chief financial officer. In addition, stock based compensation costs increased 173.9% in second quarter 2005, as we recorded $140,000 to reflect compensation relating to the acceleration of a terminated executive’s stock options.
Intangible Assets Amortization. Intangible assets amortization of $70,000 recorded in second quarter 2005 was a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in second quarter 2004 as our intangible assets at that time had been fully amortized prior to 2004.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense. Second quarter 2005 results reflect net other income of approximately $48,000 or 0.7% of revenues compared to $12,000 or 0.3% of revenues in second quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.
Six Months Ended June 30, 2005 and 2004
     The comparison of our performance during the first six months of 2005 to the first six months of 2004 is skewed since Kanisa financial performance is included in the 2005 results from and after February 8, 2005, but is not reflected in the 2004 operating results.
Revenues
     Total revenues increased 92.9% to $11.0 million in the first six months of 2005 from $5.7 million in the first six months of 2004. License revenues increased 65.4% to $4.2 million in the first six months of 2005 from $2.5 million in the first six months of 2004; the increase resulted primarily from an increase in the size of sales to new customers after the merger with Kanisa. The average license revenue recognized from sales to new customers was $245,000 up 63.3% from $150,000 in the first six months of 2004, and the average license revenue from existing customers was $72,000 in the first six months of 2005 down 25.0% from $96,000 in the first six months of 2004. There were six license sales to new customers in the first six months of 2005 and in the first six months of 2004. The number of sales of additional licenses to existing customers remained consistent at ten in the first six months of 2005 and in the first six months of 2004.
     Service revenues increased 114.8% to $6.8 million in the first six months of 2005 from $3.2 million in the first six months of 2004. The increase was primarily due to an increased combined install base after the merger with Kanisa and one major services engagement for an existing customer, which accounted for 12.1% of services revenues in the first six months of 2005.
Cost of Revenues
     Cost of revenues increased 134.2% to $4.3 million in the first six months of 2005 from $1.8 million in the first six months of 2004. The increase is primarily due to the costs associated with our merger with Kanisa, including the amortization of the core technology purchased and a 90.9% increase in employee headcount (allocable to cost of revenues) to 42 at June 30, 2005 compared to 22 at June 30, 2004.
     Cost of license revenues increased to $420,000 in the first six months of 2005 from $144,000 in the first six months of 2004. Cost of license revenues as a percentage of revenues increased to 3.8% from 2.5%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
     Cost of service revenues increased 126.5% to $3.8 million in the first six months of 2005 from $1.7 million in the first six months of 2004. The increase was primarily due to a 100% increase in employee headcount (allocable to cost of revenues) and the increased use of a third party implementation partner after the merger.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 45.8% to $3.7 million, or 33.6% of revenues, in the first six months of 2005 from $2.5 million, or 44.4% of revenues, in the first six months of 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 57.1% increase in employee headcount (allocable to sales and marketing) to 33 at the end of second quarter 2005 compared to 21 at the end of second quarter 2004. In addition, we increased our investment in discretionary marketing programs during the second quarter of 2005 in order to seek to strengthen our sales pipeline for future periods.
Research and Development. Research and development expenses increased 131.3% to $2.8 million in the first six months of 2005 from $1.2 million in the first six months of 2004. The increase was primarily due to the costs associated with our merger with Kanisa, which includes recognizing the expense for acquired in-process research and development of approximately $421,000. In addition, the increase was a result of a 300% increase in employee headcount (allocable to research and development) to 20 at June 30, 2005 compared to 5 at June 30, 2004. Research and development expenses as a percentage of revenues increased to 25.7% from 21.4% as a consequence of merger with Kanisa.
General and Administrative. General and administrative expenses increased 70.2% to $2.4 million, or 21.7% of revenues in the first six months of 2005 from $1.4 million, or 24.6% of revenues in the first six months of 2004. The increase resulted from costs associated with our merger with Kanisa, including increases in facility costs to maintain two locations, costs of contractors associated with integration of the two companies, legal and accounting fees relating to public filings, and recruiting fees associated with the hiring of the new chief financial officer. These additional costs were offset by savings of approximately $60,000 from integrating liability insurance policies.
Intangible Assets Amortization. Intangible assets amortization of $117,000 recorded in the first six months of 2005 was a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in the first six months of 2004 as our intangible assets at that time had been fully amortized prior to 2004.
Restructuring. There was approximately $1.4 million in restructuring expense in the first six months of 2005 relating to severances paid to 21 employees in conjunction with layoffs that occurred as a result of the Kanisa acquisition. For further discussion refer to Note 11 to our consolidated financial statements.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our convertible notes which were outstanding during a portion of first quarter 2004. Results for the first six months of 2005 reflect net income of approximately $199,000 or 1.8% of revenues compared to a net expense of $1.2 million or 21.8% of revenues in the first six months of 2004. The interest expense in the first six months of 2004 primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest and amortization of the debt discount and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.
Liquidity and Capital Resources
     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and incurrence of debt.
     As of June 30, 2005, we had $8.3 million in cash, cash equivalents and marketable securities compared to $10.9 million as of December 31, 2004.
     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of the 2005 operations through operating revenue and our cash balances.
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
     We incurred a net loss of $3.4 million in first six months of 2005, as compared to a net loss of $2.5 million in the first six months of 2004. Over the past three years, we have taken substantial measures to streamline our costs and we believe that we have improved our chances of achieving profitability in 2005 if we are able to increase our revenues and maintain reasonable expense levels.
     The net cash used for operating activities was $5.5 million and $1.1 million for the first six months of 2005 and 2004, respectively. Net cash used for operating activities in the first six months of 2005 and 2004 was principally the result of our net loss reduced by non-cash items, including $0.5 million of restructuring charges in the first six months of 2005 and $1.1 million of amortization of a beneficial conversion feature related to convertible notes in first quarter 2004.
     Net cash provided by investing activities of $5.8 million in the first six months of 2005 is primarily due to the cash received from the acquisition of Kanisa and proceeds from the sale of marketable securities. Net cash used in investing activities of $5.9 million in the first six months of 2004 was principally due to the purchases of marketable securities.
     Net cash used in financing activities during the first six months of 2005 was not significant. Net cash provided from financing activities of $7.2 million for the first six months of 2004 was principally due to the proceeds of an equity offering.
Contractual Obligations
     As of June 30, 2005, we are obligated to make cash payments in connection with our capital leases, operating leases and restructuring charges. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are our contractual obligations as of June 30, 2005:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Capital lease obligations	$116	$51	$51	$14
Operating lease obligations	1,460	532	706	222
Restructuring charges	505	505	—	—

Total contractual obligations	$2,081	$1,088	$757	$236

Related Party Transactions
     Our marketable securities are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At June 30, 2005, the cash balance with this investment firm was approximately $7,000. Cash is defined as cash and cash equivalents maturing within 30 days.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under our Employee Stock Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under our Employee Stock Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that we currently use for our footnote disclosure). In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123R. SFAS 123R will now be effective for public companies for annual periods that begin after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS 123R.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change, if the change affects that period and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 further eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles unless the new pronouncement’s transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005.

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
     As of June 30, 2005, we had an accumulated deficit of $81.6 million. Although we achieved profitability on a quarterly basis during four of the last five quarters, we incurred a net loss of $1.7 million for the year ended December 31, 2004, and a loss of $3.4 million for the first six months of 2005. Transition expenses to be incurred in connection with the combination of our operations with Kanisa will likely contribute to net losses in 2005. Thereafter, we will need to increase our revenues and control expenses to avoid continued losses. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.
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
     We recently acquired Kanisa Inc. We will not achieve the anticipated benefits of this acquisition unless we are successful in combining our operations and integrating our products. Integration will be a complex, time consuming and expensive process and will result in disruption of our operations and revenues if not completed in a timely and efficient manner. We are in the process of combining various aspects of our organizations through the common use of:
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
Our change in management might not be successful.
     Pursuant to the Merger Agreement entered into with Kanisa, Bruce Armstrong, the chief executive officer of Kanisa, has become our chief executive officer and Mark Angel, chief technology officer of Kanisa, has become our chief technology officer after the merger. In addition, we have recently hired a new chief financial officer and our headquarters were relocated to Kanisa’s offices in Cupertino, California, following the merger. We cannot assure you that our new senior officers will be effective in managing our company or will successfully work with our current organization, customers and business partners.
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
     Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents could be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if unsuccessful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may be unavailable for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.
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

     Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 8,743,116 shares of our common stock are outstanding. Virtually all of the shares outstanding prior to the Kanisa merger (approximately 5,252,245 shares) are freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act and that are not registered for resale under our currently effective prospectus. The shares of our common stock issued in the merger with Kanisa and the shares of our common stock owned by our affiliates and not registered for resale under our currently effective prospectus are restricted securities, as that term is defined in Rule 144, and may in the future be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.
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
Voting agreements in place assure election of our current directors for 2006.
     Certain of our stockholders owning more than 50% of our voting stock have entered into voting agreements to vote in favor of the current board members up for election in 2006. This could negatively affect the ability of any third party to gain control of our company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 5% in the first six months of 2005 and 6% in the first six months of 2004, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Since we no longer have any debt, except capital leases, we are not currently subject to material interest rate risk.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 24, 2005. The following matters were considered and voted upon at the Annual Meeting:
•	the election of two persons to serve as Class II Directors for a three-year term

•	the approval of an amendment to our Certificate of Incorporation to change our name to “Knova Software, Inc.”

•	the approval of amendments to our 2000 Stock Incentive Plan (the “2000 Stock Plan”) to: (i) increase the maximum aggregate number of shares of common stock available for issuance thereunder from 1,240,817 to 2,453,387 shares and to reserve an additional 1,212,570 shares of our common stock for issuance in connection with awards granted or to be granted under the 2000 Stock Plan; (ii) to approve an increase in the grant limit under the 2000 Stock Plan from 100,000 to 500,000 shares per participant per fiscal year; and (iii) to make other changes to the 2000 Stock Plan.
     The nominations of David Schwab and Timothy Wallace to serve as directors and the adoption of the other matters were approved. The terms of Bruce Armstrong, Kent Heyman, Thomas Shanahan and Thomas Unterberg as Directors of our company continued after the meeting. The votes on the matters presented to our Stockholders were as follows:

	Votes for	Votes against	Votes abstained
Election of David Schwab as a director	4,751,385	N/A	10,603

Election of Timothy Wallace as a director	4,751,385	N/A	49,603

Approval of an amendment to our Certificate of Incorporation to approve our name change	4,766,755	20,374	1,660

Approval of proposed amendments to our stock option plan	3,341,244	59,273	50
Item 6. Exhibits
2 .1 Amended Agreement and Plan of Merger, dated as of February 8, 2005, by and among the Company, Kanisa Inc. and SVCW Acquisition, Inc. (1)
3 .1 Amended and Restated Bylaws of the Company (1)
3 .2 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (2)
3.3 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change)
4 .1 Form of Warrant issued to Kanisa stockholders as of February 8, 2005 (2)
4 .2 Registration Rights Agreement, dated as of February 8, 2005, by and among the Company and stockholders of Kanisa Inc. (1)
10.1 Separation Agreement and General Release, effective June 30, 2005, by and between Knova Software, Inc. and Scott Schwartzman
10.2 Employment Agreement effective June 23, 2005, by and between Knova Software, Inc. and Thomas Muise
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

KNOVA SOFTWARE, INC.

Date: August 8, 2005	By:	/s/ THOMAS MUISE

Thomas Muise
Principal Financial Officer