Form 10-Q
period 2005-09-30
KNOVA SOFTWARE, INC.
filed 2005-11-14
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the close of business on November 11, 2005 was 8,744,116.

Knova Software, Inc.
Form 10-Q
September 30, 2005
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Knova Software, Inc.
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except per share amounts

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,950	$1,672
Marketable securities	5,399	9,266
Accounts receivable, less allowance for doubtful accounts of $120 as of September 30, 2005 and $95 as of December 31, 2004	4,306	2,529
Prepaid expenses and other current assets	960	513

Total current assets	14,615	13,980
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,516	1,511
Computer equipment	4,983	4,830

Total property and equipment	6,499	6,341
Less accumulated depreciation	(6,169)	(5,890)

Property and equipment, net	330	451
Intangible assets, net of amortization of $987 as of September 30, 2005	4,816	—
Goodwill	14,485	2,324
Other non current assets	156	198

Total non current assets	19,787	2,973

Total assets	$34,402	$16,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,657	1,693
Accrued compensation and benefits	839	407
Deferred revenue — licenses	271	379
Deferred revenue — services	4,591	2,720
Accrued restructuring charges	330	—
Current portion of capital lease obligations	44	34
Other current liabilities	995	572

Total current liabilities	8,727	5,805
Non current deferred revenue	178	323
Other non current liabilities	102	—
Capital lease obligations	44	61

Total liabilities	9,051	6,189
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,770 and 5,269 shares issued and 8,743 and 5,252 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	88	53
Additional paid in capital	101,471	83,835
Treasury stock, 27 and 17 shares as of September 30, 2005 and December 31, 2004, respectively	(150)	(62)
Deferred compensation	(29)	(162)
Warrants	6,549	4,765
Accumulated other comprehensive income (loss)	(14)	514
Accumulated deficit	(82,564)	(78,179)

Total stockholders’ equity	25,351	10,764

Total liabilities and stockholders’ equity	$34,402	$16,953

See accompanying notes to the financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands, except per share amounts
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Licenses	$2,208	$1,605	$6,409	$4,144
Services	3,511	2,368	10,351	5,553

Total revenues	5,719	3,973	16,760	9,697
Cost of revenues
Cost of licenses	227	116	647	260
Cost of services	2,186	1,493	6,034	3,192

Total cost of revenues	2,413	1,609	6,681	3,452

Gross margin	3,306	2,364	10,079	6,245
Operating expenses
Sales and marketing	2,080	1,137	5,784	3,678
Research and development	1,364	387	4,205	1,615
General and administrative	777	660	3,175	2,070
Intangible assets amortization	70	—	187	—
Restructuring charges	—	—	1,355	—

Total operating expenses	4,291	2,184	14,706	7,363

Income (loss) from operations	(985)	180	(4,627)	(1,118)
Other income (expense)
Interest expense	(2)	(2)	(5)	(1,276)
Other (net)	45	23	247	48

Other income (expense), net	43	21	242	(1,228)

Net income (loss)	($942)	$201	($4,385)	($2,346)

Net income (loss) per common share, basic:	($0.11)	$0.04	($0.53)	($0.46)
Net income (loss) per common share, diluted:	($0.11)	$0.04	($0.53)	($0.46)

Shares used in computing per share amounts, basic	8,725	5,219	8,212	5,114

Shares used in computing per share amounts, diluted	8,725	5,317	8,212	5,114

See accompanying notes to the financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Amounts in thousands, except per share amounts
(Unaudited)

								Accumulated
								other		Total
	Common stock		Additional	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders’
	Shares	Amount	paid in capital	Shares	Amount	Compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2004	5,252	$53	$83,835	17	$(62)	$(162)	$4,765	$514	$(78,179)	$10,764
Exercise of stock options	2		(3)	(2)	11					8
Issuance of common stock for merger	3,501	35	17,262							17,297
Issuance of warrants for merger							1,784			1,784

Stock based compensation expense			382			98				480

Issuance of stock under Employee Stock Purchase Plan	2		(5)	(2)	11					6
Forfeiture of restricted stock	(14)			14	(110)	35				(75)
Comprehensive loss:										—
Unrealized loss on short term investments								(14)		(14)
Reclassification adjustment for gains realized in net loss								(514)		(514)
Net loss									(4,385)	(4,385)

Total comprehensive loss										(4,899)

Balance at September 30, 2005	8,743	$88	$101,471	27	$(150)	$(29)	$6,549	$(14)	$(82,564)	$25,351

Balance at December 31, 2003	2,433	$247	$76,433	36	$(134)	—	$46	—	$(76,485)	$107
Exercise of warrants and stock options	18		32	(16)	60					93
Beneficial conversion feature of convertible notes			233							233
Issuance of common stock and warrants, net of $574 of issuance costs	1,231	123	2,681				4,614			7,418
Issuance of warrants for settlement of lawsuit							105			105
Issuance of common stock related to note conversion	1,535	154	3,685							3,839

Stock based compensation expense	32	2	295			(199)				98
Issuance of stock under Employee Stock Purchase Plan	1		2		6					8
Comprehensive (loss) gain:										—
Unrealized loss on short term investments								(8)		(8)
Net loss									(2,346)	(2,346)

Total comprehensive (loss) gain										(2,354)

Balance at September 30, 2004	5,250	$526	$83,361	20	$(68)	$(199)	$4,765	$(8)	$(78,831)	$9,547

See accompanying notes to the financial statements

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands, except per share amounts
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities	($4,385)	($2,346)
Net loss
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Non cash items:
Depreciation	330	240
Amortization of intangible assets	566	33
Cost of warrants in connection with lease settlement	—	105
Amortization of beneficial conversion feature related to convertible notes	—	1,162
Amortization of discount on convertible notes	—	50
Interest expense paid by issuing common stock	—	107
Stock based compensation	505	98
Forfeiture of restricted stock	(75)
Acquired in-process research and development	421	—
Loss (gain) on disposal of equipment	4	(7)
Other non cash items	—	(8)
Gain on sale of investments	(282)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Decrease (increase) in accounts receivable	255	(212)
Decrease in other assets	(41)	121
(Decrease) increase in accounts payable	(1,180)	224
(Decrease) increase in accrued compensation	(182)	38
Increase in accrued restructuring charges	330	—
(Decrease) increase in deferred revenue	(258)	308
(Decrease) increase in other liabilities	(425)	416

Net cash (used in) provided by operating activities	(4,417)	329

Cash flows from investing activities
Purchases of marketable securities	(5,698)	(11,604)
Proceeds from sale of marketable securities	9,319	4,525
Proceeds from sale of assets	1	1
Acquisition costs for Kanisa merger	(561)	—
Cash acquired from Kanisa merger	3,779	—
Increase in restricted cash	—	(61)
Property and equipment acquisitions	(127)	(163)

Net cash provided by (used in) investing activities	6,713	(7,302)

Cash flows from financing activities
Repayments of principal of capital lease obligations	(32)	(24)
Repayments of principal of revolving line of credit	—	(250)
Proceeds from equity funding, net of debt issuance costs	—	7,418
Proceeds from stock option exercises and employee stock purchase plan issuances	14	78

Net cash (used in) provided by financing activities	(18)	7,222

Increase in cash and cash equivalents	2,278	249
Cash and cash equivalents at beginning of period	1,672	1,438

Cash and cash equivalents at end of period	$3,950	$1,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$8

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest to common stock	—	3,839
Adjustment to beneficial conversion feature for convertible notes	—	233
Exercise of warrants by bank	—	23
Issuance of warrants	1,784	5,134
Assets acquired under capital lease obligations	—	32
Unrealized loss on investments	(14)	—
Kanisa acquisition (note 10)
See accompanying notes to the financial statements.

Knova Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
Note 1. Organization of the Company
     Knova Software, Inc. (the “Company) is a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, the Company’s service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. The Company’s SRM applications complement, integrate with, and enhance traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. The Company’s customers include some of the largest companies in the world and the Company’s products enable them to reduce operating and service delivery costs, improve customer satisfaction, and thereby increase revenues.
     The Company is principally engaged in the design, development, marketing and support of software applications and services. Substantially all of the Company’s revenues are derived from perpetual licenses of software products, the related professional services and the related customer support, otherwise known as maintenance. The Company licenses software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. The Company’s professional services and technical support organizations provide a broad range of implementation services, training, and technical support to customers and implementation partners. The Company’s service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of the Company’s solutions.
     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,385,000 and used $4,417,000 for operations for the nine months ended September 30, 2005, and may incur additional losses during the remainder of 2005. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2005 operations through cash the Company expects to generate from operations and current cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.
Note 2. Unaudited Interim Financial Information
     The accompanying unaudited balance sheet as of September 30, 2005 and related unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, unaudited consolidated statements of cash flows and the unaudited consolidated statements of stockholders’ equity for the nine months ended September 30, 2005 and 2004 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 10, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.
     Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the results of interim periods. Operating results for any quarter are not necessarily indicative of the results that may be expected for the full year and particularly with respect to the operating results for the nine months ended September 30, 2005, which include Kanisa results only from February 8, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     The following pro forma disclosure presents the Company’s net income (loss) and income (loss) per share had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss) from continuing operations, as reported	($942)	$201	($4,385)	($2,346)
Add: stock based compensation expense included in reported net income (loss)	5	5	398	19
Less: total stock based compensation expense under SFAS No. 123	(341)	(181)	(2,226)	(542)

Pro forma net income (loss)	($1,278)	$25	($6,213)	($2,869)

Weighted average shares basic	8,725	5,219	8,212	5,114

Weighted average shares diluted	8,725	5,317	8,212	5,114

Pro forma net income (loss) per share, basic	($0.15)	$0.00	($0.76)	($0.56)

Pro forma net income (loss) per share, diluted	($0.15)	$0.00	($0.76)	($0.56)
     The average fair value of the options granted is estimated at $4.17 during first nine months of 2005 and $5.80 during first nine months of 2004, on the date of grant using the Black-Scholes pricing model.
     The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income (loss) for future periods.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005.
Reclassification
     Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Revision in the Classification of Certain Securities
     Earlier this year, the Company concluded that it was appropriate to classify all auction rate preferred stock as marketable securities. Previously, a portion of such investments had been classified as cash and cash equivalents. Accordingly, the Company revised the classification to report these securities totaling $850,000 as marketable securities on the previously reported Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to the previously reported Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect the net cash used in investing activities of $1,052,000 related to the gross purchases and sales of these securities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.
     For the year ended December 31, 2004, now included in cash used in investing activities in the consolidated statements of cash flows are purchases of approximately $13.2 million, including $6.1 million in auction rate preferred securities, and sales of approximately $5.3 million of marketable securities, which were previously classified as cash and cash equivalents.
     The Company will reflect this change in classification in the consolidated Balance Sheet as of December 31, 2004 and the consolidated Statement of Cash Flows for the year ended December 31, 2004 that will be included in the 2005 Form 10-K.
     For the nine months ended September 30, 2004, net cash used in investing activities, related to the current investments, purchases of $11.6 million, including $5.6 million in auction rate preferred securities, and sales of $4.5 million, had previously been included in cash and cash equivalents in our consolidated statements of cash flows.
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

Note 5. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share:

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Numerator:
Net income (loss )	($942)	$201	($4,385)	($2,346)

Denominator:
Denominator for basic earnings per share — weighted average shares	8,725	5,219	8,212	5,114
Denominator for diluted earnings per share — weighted average shares	8,725	5,317	8,212	5,114

Net income (loss) per share, basic	($0.11)	$0.04	($0.53)	($0.46)

Net income (loss) per share, diluted	($0.11)	$0.04	($0.53)	($0.46)
     Dilutive securities include convertible notes, options and warrants, for which the exercise price was below the average market price during the quarter, as if converted. Potentially dilutive securities totaling 1,271,922 shares for the three and nine month periods ended September 30, 2005 and 902,912 for the nine month period ended September 30, 2004, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,728,793 and 665,070 for the nine months ended September 30, 2005 and 2004, respectively.
Note 6. Segment Information
     The Company has one business segment.

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues (a)
United States	$5,540	$3,307	$16,060	$8,713
International	179	666	700	984

Total	$5,719	$3,973	$16,760	$9,697

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
     At the Company’s 2004 annual meeting of stockholders on December 7, 2004, the stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its common stock and to grant its board of directors the authority until June 30, 2006 to set the ratio for the reverse split or to not complete the reverse split. The board subsequently approved a 1 for 10 reverse stock split which became effective February 4, 2005. The split is reflected in all share and per share information found throughout the consolidated financial statements. In addition, on February 4, 2005, the number of authorized shares of common stock was decreased to 50,000,000 shares upon completion of the reverse stock split.
     See Note 10 for a discussion of stock and warrants issued to Kanisa stockholders in the business combination effected on February 8, 2005.

Note 8. Stock Option Plan
The following table summarizes option activity for the nine months ended September 30, 2005:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding, December 31, 2004	867,049	$2.50-$70.00	$5.0950
Options granted	1,374,940	$3.70-$4.60	$4.1734
Options exercised	(2,140)	$2.60-$3.80	$3.7215
Options forfeited	(307,418)	$2.60-$25.00	$4.8780

Options outstanding, September 30, 2005	1,932,431	$2.50-$70.00	$4.4754

Options exercisable, September 30, 2005	812,841	$2.50-$70.00	$4.8505

The following table summarizes option activity for the nine months ended September 30, 2004:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding, December 31, 2003	576,771	$2.50-$70.00	$4.7087
Options granted	379,195	$4.09-$8.19	$5.7949
Options exercised	(16,400)	$2.60-$4.50	$4.2726
Options forfeited	(68,057)	$2.60-$51.25	$5.9565

Options outstanding, September 30, 2004	871,509	$2.50-$70.00	$5.0921

Options exercisable, September 30, 2004	488,188	$2.50-$70.00	$4.7380

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
     In June 2005, in accordance with an agreement entered into with an executive, who terminated active employment with the Company, the Company accelerated the vesting and extended the exercise period for certain options held by the executive. Accordingly, approximately $140,000 in stock based compensation was recorded in the three months ended June 30, 2005. The stock based compensation was offset by the reversal of expense previously recognized in connection with a restricted stock grant since the restricted stock was forfeited upon the termination of employment. Approximately $75,000 in stock based compensation was reversed in the three months ended June 30, 2005, as a result of this forfeiture.
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
     The following table summarizes the allocation of the total purchase price (consisting of $17,297,000 for the common stock issued to Kanisa stockholders, $1,759,000 for the warrants issued to the Kanisa stockholders and acquisition costs of $561,000) to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Cash and cash equivalents	$3,779
Accounts receivable	2,032
Prepaid expenses and other current assets	364
Equipment	87
Intangible assets:
Core and developed technologies	3,981
Acquired in-process research and development	421
Customer contracts/customer relations	1,401
Goodwill	12,161
Accounts payable	(1,144)
Accrued compensation and benefits	(614)
Other current liabilities	(913)
Deferred revenues	(1,876)
Capital lease obligations and other long term liabilities	(62)

Net assets acquired	$19,617

     The Company expensed the acquired in-process research and development in the first quarter of 2005. The core and developed technologies of $4.0 million were assigned a useful life of 7 years and the customer contracts/customer relations of $1.4 million were assigned a useful life of 5 years. These intangible assets are being amortized using the straight-line method over their estimated useful lives.
     An investment firm, of which a Director of the Company is an affiliate, received $350,000 in consulting fees for assistance with the acquisition. These fees are included in the acquisition costs.
     The merger contemplated a name change for the Company. Effective as of May 27, 2005, the Company’s name was changed to “Knova Software, Inc.”.

Pro forma results
     The following pro forma results of operations reflect the combined results of the Company and Kanisa as if the combination occurred at the beginning of each of the applicable periods. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Kanisa for the periods January 1, 2005 through February 7, 2005 and the three and nine month periods ended September 30, 2004.

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Revenues	$5,719	$6,933	$17,166	$17,525
Net loss	($1,363)	($1,631)	($4,806)	($10,573)
Net loss per share	($0.16)	($0.19)	($0.59)	($1.23)
Shares used in per share calculation	8,725	8,720	8,212	8,615
     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed dates and periods presented. The actual results for the nine months ended September 30, 2005 include the results for Kanisa from February 8, 2005 through September 30, 2005.
     Note 11. Restructuring Charges
     During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive discussed in Note 8. As of September 30, 2005, $330,000 in severance costs remain to be paid to terminated employees over the next year.

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
     We are principally engaged in the design, development, marketing and support of software applications and services. Substantially all of our revenues are derived from perpetual licenses of our software products, the related professional services and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as our training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations provide a broad range of implementation services, training, and technical support to our customers and implementation partners. Our service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of our solutions.
     The Knova Application Suite is a suite of knowledge powered service resolution management applications designed to enable companies to better service and retain their customers and employees. Specifically, we believe our Knova Application Suite enables companies we service to improve employee productivity, improve customer service, and increase customer satisfaction and revenue.
     The Knova Application Suite consists of the following business applications:
•	Knova Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. Knova Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. Knova Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	Knova Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. Knova Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	Knova Forums is an application for online customer communities and forums that enables customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. Knova Forums enables customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	Knova Field Service is a mobile support application that enables field technicians and service professionals to search the knowledge base and resolve problems at the customer site. Knova Field Service runs on a disconnected laptop computer and synchronizes via a network connection with the Field Service application server to update the knowledge base content.

•	Knova Knowledge Desk is a packaged knowledge management solution for service and help desks to resolve questions, author knowledge, and manage repositories of intellectual capital. Knova Knowledge Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. Knova Knowledge Desk features application modules for different user types and functions.
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
Description of Statement of Operations
Revenues
     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 4% of total revenues in the first nine months of 2005 and 10% in the first nine months of 2004. Revenues generated by resellers, including international resellers, were 3% in the first nine months of 2005 and 17% in the first nine months of 2004. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance and hosting contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, hosting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. Services revenues are generated primarily from time and materials contracts, but in the first nine months of 2005, we also had fixed fee contracts accounting for approximately 8% of our services revenues during such period. One customer accounted for 10% of our total revenues in the third quarter 2005.
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

Results of Operations
     The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Licenses	38.6%	40.4%	38.2%	42.7%
Services	61.4%	59.6%	61.8%	57.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of licenses	4.0%	2.9%	3.9%	2.7%
Cost of services	38.2%	37.6%	36.0%	32.9%

Total cost of revenues	42.2%	40.5%	39.9%	35.6%

Gross margin	57.8%	59.5%	60.1%	64.4%
Operating expenses
Sales and marketing	36.4%	28.6%	34.5%	37.9%
Research and development	23.9%	9.8%	25.1%	16.7%
General and administrative	13.6%	16.6%	18.9%	21.3%
Intangible assets amortization	1.2%	0.0%	1.1%	0.0%
Restructuring charges	0.0%	0.0%	8.1%	0.0%

Total operating expenses	75.1%	55.0%	87.7%	75.9%

Income (loss) from operations	-17.3%	4.5%	-27.6%	-11.5%
Other income (expense), net	0.8%	0.5%	1.4%	-12.7%

Net income (loss)	-16.5%	5.0%	-26.2%	-24.2%

Three Months Ended September 30, 2005 and 2004
     The comparison of our performance during the third quarter of 2005 to the third quarter of 2004 is significantly impacted as the Kanisa financial performance was not reflected in the 2004 results as the acquisition was completed on February 8, 2005.
Revenues
     Total revenues increased 43.9% to $5.7 million in third quarter 2005 from $4.0 million in third quarter 2004. License revenues increased 37.6% to $2.2 million in third quarter 2005 from $1.6 million in third quarter 2004; the increase resulted primarily from an increase to the number of new deployments. The average license revenue recognized from new sales was $213,000 down 16.1% from $254,000 in third quarter 2004, and the average license revenue from sales to existing customers was $85,000 in third quarter 2005 up 28.8% from $66,000 in third quarter 2004. There were eight new license deployments, of which five were to new name customers, in third quarter 2005 compared to four in the third quarter 2004, and we secured sales of additional licenses to six existing customers in third quarter 2005 and nine in third quarter 2004.
Service revenues increased 48.2% to $3.5 million in third quarter 2005 from $2.4 million in third quarter 2004. The increase was due to an increased combined install base after the merger with Kanisa.
Cost of Revenues
     Cost of revenues increased 49.9% to $2.4 million in third quarter 2005 from $1.6 million in third quarter 2004. The increase is primarily due to the costs associated with our merger with Kanisa, including the amortization of the core technology purchased and a 50.0% increase in employee headcount (allocable to cost of revenues) to 39 at the end of third quarter 2005 compared to 26 at the end of third quarter 2004.
     Cost of license revenues increased to $227,000 in third quarter 2005 from $116,000 in third quarter 2004. Cost of license revenues as a percentage of revenues increased to 4.0% from 2.9%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
     Cost of service revenues increased 46.3% to $2.2 million in third quarter 2005 from $1.5 million in third quarter 2004. The increase was primarily due to a 50.0% increase in employee headcount (allocable to cost of revenues) and the increased use of a third party implementation partner after the merger.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased 82.9% to $2.1 million, or 36.4% of revenues, in third quarter 2005 from $1.1 million, or 28.6% of revenues, in third quarter 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 40.9% increase in employee headcount (allocable to sales and marketing) to 31 at the end of third quarter 2005, of which 8 are quota carrying sales representatives, compared to 22 at the end of third quarter 2004. We increased our investment in discretionary marketing programs during the third quarter of 2005 in order to seek to strengthen our sales pipeline for future periods. In addition, during the third quarter 2005, we paid two sales referral fees to third parties totaling $0.2 million.
Research and Development. Research and development expenses increased 252.0% to $1.4 million in third quarter 2005 from $0.4 million in third quarter 2004. The increase was primarily due to the increased use of a third party development partner and a 183.3% increase in employee headcount (allocable to research and development) to 17 at the end of third quarter 2005 compared to 6 at the end of third quarter 2004. Research and development expenses as a percentage of revenues increased to 23.9% from 9.8%.
General and Administrative. General and administrative expenses increased 17.7% to $0.8 million, or 13.6% of revenues in third quarter 2005 from $0.7 million, or 16.6% of revenues in third quarter 2004. The increase resulted from costs associated with our merger with Kanisa.
Intangible Assets Amortization. Intangible assets amortization of $70,000 recorded in third quarter 2005 was a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in third quarter 2004 as our intangible assets at that time had been fully amortized prior to 2004.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense. Third quarter 2005 results reflect net other income of approximately $43,000 or 0.8% of revenues compared to $21,000 or 0.5% of revenues in third quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.
Nine Months Ended September 30, 2005 and 2004
     The comparison of our performance during the first nine months of 2005 to the first nine months of 2004 is significantly impacted as Kanisa financial performance is included in the 2005 results from and after the date of acquisition on February 8, 2005, but is not reflected in the 2004 operating results.
Revenues
     Total revenues increased 72.8% to $16.8 million in the first nine months of 2005 from $9.7 million in the first nine months of 2004. License revenues increased 54.7% to $6.4 million in the first nine months of 2005 from $4.1 million in the first nine months of 2004. The average license revenue recognized from sales to new customers was $364,000 up 123.3% from $163,000 in the first nine months of 2004, and the average license revenue from existing customers was $119,000 in the first nine months of 2005 up 45.1% from $82,000 in the first nine months of 2004. There were 11 license sales to new customers in the first nine months of 2005 and nine in the first nine months of 2004. The number of sales of additional licenses to existing customers was 20 in the first nine months of 2005 compared to 14 in the first nine months of 2004.
     Service revenues increased 86.4% to $10.4 million in the first nine months of 2005 from $5.6 million in the first nine months of 2004. The increase was primarily due to an increased combined install base after the merger with Kanisa and one major services engagement for an existing customer, which accounted for 18.5% of services revenues in the first nine months of 2005.
Cost of Revenues
     Cost of revenues increased 93.5% to $6.7 million in the first nine months of 2005 from $3.5 million in the first nine months of 2004. The increase is primarily due to the costs associated with our merger with Kanisa, including the amortization of the core technology purchased and a 50.0% increase in employee headcount (allocable to cost of revenues) to 39 at September 30, 2005 compared to 26 at September 30, 2004.
     Cost of license revenues increased to $647,000 in the first nine months of 2005 from $260,000 in the first nine months of 2004. Cost of license revenues as a percentage of revenues increased to 3.9% from 2.7%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
     Cost of service revenues increased 89.0% to $6.0 million in the first nine months of 2005 from $3.2 million in the first nine months of 2004. The increase was primarily due to a 50.0% increase in employee headcount (allocable to cost of revenues) and the increased use of a third party implementation partner after the merger.
Operating Expenses
     Sales and Marketing. Sales and marketing expenses increased 57.3% to $5.8 million, or 34.5% of revenues, in the first nine months of 2005 from $3.7 million, or 37.9% of revenues, in the first nine months of 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 40.9% increase in employee headcount (allocable to sales and marketing) to 31 at the end of third quarter 2005 compared to 22 at the end of third quarter 2004. In addition, we increased our investment in discretionary marketing programs during the first nine months of 2005 in order to seek to strengthen our sales pipeline for future periods.
Research and Development. Research and development expenses increased 160.3% to $4.2 million in the first nine months of 2005 from $1.6 million in the first nine months of 2004. The increase was primarily due to the costs associated with our merger with Kanisa, which includes recognizing the expense for acquired in-process research and development of approximately $421,000. In addition, the increase was a result of a 183.3% increase in employee headcount (allocable to research and development) to 17 at September 30, 2005 compared to 6 at September 30, 2004 and an increased use of third party contractors in the first nine months of 2005. Research and development expenses as a percentage of revenues increased to 25.1% from 16.7%.
General and Administrative. General and administrative expenses increased 53.4% to $3.2 million, or 18.9% of revenues in the first nine months of 2005 from $2.1 million, or 21.3% of revenues in the first nine months of 2004. The increase resulted from costs associated with our merger with Kanisa, including increases in facility costs to maintain two locations, costs of contractors associated with integration of the two companies, legal and accounting fees relating to public filings, and recruiting fees associated with the hiring of the new chief financial officer. These additional costs were partially offset by savings of approximately $60,000 from integrating liability insurance policies. In addition, bad debt expense was increased by approximately $78,000 to reflect potential uncollectible accounts as a result of the higher accounts receivable balance.
Intangible Assets Amortization. Intangible assets amortization of $187,000 recorded in the first nine months of 2005 was a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in the first nine months of 2004 as our intangible assets at that time had been fully amortized prior to 2004.
Restructuring. There was approximately $1.4 million in restructuring expense in the first nine months of 2005 relating to severances paid to 21 employees in conjunction with layoffs that occurred as a result of the combination with Kanisa. For further discussion refer to Note 11 to our consolidated financial statements.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense and other fees related to our convertible notes which were outstanding during a portion of first quarter 2004. Results for the first nine months of 2005 reflect net other income of approximately $242,000 or 1.4% of revenues compared to a net other expense of $1.2 million or 12.7% of revenues in the first nine months of 2004. The interest expense in the first nine months of 2004 primarily represents amortization of the beneficial conversion feature recognized in conjunction with the issuance and amendment of the convertible notes, in addition to the 10% interest and amortization of the debt discount and debt issue costs on the convertible notes. The beneficial conversion feature was fully amortized in first quarter 2004 as a result of the conversion of all of the notes into common stock in first quarter 2004. With no current debt, we do not expect any significant amount of interest expense in the near future.
Liquidity and Capital Resources
     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and debt issuances.
     As of September 30, 2005, we had $9.3 million in cash, cash equivalents and marketable securities compared to $10.9 million as of December 31, 2004.
     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of the 2005 operations through operating revenue and our cash balances.
     If we require additional financing, there can be no assurance that additional capital will be available to us on reasonable terms, if at all, when needed or desired. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock. Our stockholders may suffer significant dilution in any such equity issuance. Further, the issuance of debt securities could increase the risk or perceived risk of our company.
     We incurred a net loss of $4.4 million in first nine months of 2005, as compared to a net loss of $2.3 million in the first nine months of 2004. Over the past three years, we have taken substantial measures to streamline our costs and we believe that we have improved our chances of achieving profitability in 2006 if we are able to increase our revenues and maintain reasonable expense levels in the near future.
     The net cash used for operating activities was $4.4 million for the first nine months of 2005 and net cash provided by operating activities was $329,000 for the first nine months of 2004. Net cash used for operating activities in the first nine months of 2005 was principally the result of our net loss reduced by non-cash items, including $0.3 million of restructuring charges in the first nine months of 2005. Net cash was provided by operating activities in the first nine months of 2004 as non-cash items, including $1.1 million of amortization of beneficial conversion feature related to convertible notes, and changes in working capital accounts more than offset our net loss during the period.
     Net cash provided by investing activities of $6.7 million in the first nine months of 2005 is primarily due to the cash received from the acquisition of Kanisa and proceeds from the sale of marketable securities. Net cash used in investing activities of $7.3 million in the first nine months of 2004 was principally due to the purchases of marketable securities.
     Net cash used in financing activities during the first nine months of 2005 was not significant. Net cash provided from financing activities of $7.2 million for the first nine months of 2004 was principally due to the proceeds of an equity offering.
Contractual Obligations
     As of September 30, 2005, we are obligated to make cash payments in connection with our capital leases, operating leases and restructuring charges. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are our contractual obligations as of September 30, 2005:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years
Capital lease obligations	$88	$44	$41	$3
Operating lease obligations	1,263	532	630	101
Restructuring charges	330	330	—	—

Total contractual obligations	$1,681	$906	$671	$104

Related Party Transactions
     Our marketable securities are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At September 30, 2005, the cash balance with this investment firm was approximately $101,000. Cash is defined as cash and cash equivalents maturing within 30 days.
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
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005.

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
     As of September 30, 2005, we had an accumulated deficit of $82.6 million. Although we achieved profitability on a quarterly basis during four of the last six quarters, we incurred a net loss of $1.7 million for the year ended December 31, 2004, and a loss of $4.4 million for the first nine months of 2005. Transition expenses to be incurred in connection with the combination of our operations with Kanisa will likely contribute to net losses in 2005. Thereafter, we will need to increase our revenues and control expenses to avoid continued losses. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.
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
     Our knowledge powered service resolution management application, Knova Application Suite, includes our Knova Contact Center, Knova Self-Service, Knova Forums, Knova Field Service and Knova Knowledge Desk software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results, and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.
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
     Any of these outcomes could prevent us from realizing the anticipated benefits of any additional acquisitions. To pay for an acquisition, we might use stock or cash or, alternatively, borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity would be reduced. We may be required to capitalize a significant amount of intangibles, including goodwill, which may lead to significant amortization charges or impairment losses. In addition, we may incur significant, one-time write offs and amortization charges. These amortization charges and write offs could decrease our future earnings or increase our future losses.
We may not be able to protect our intellectual property rights, which may cause us to incur significant costs in litigation and erosion in the value of our brands and products.
     Our business is dependent on proprietary technology and the value of our brands. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology and brands. Our patents may not survive a legal challenge to their validity or provide meaningful protection to us. Litigation to protect our patents could be expensive and the loss of our patents would decrease the value of our products. Defending against claims of patent infringement would also be expensive and, if we are unsuccessful, we could be forced to redesign our products, pay royalties, or cease selling them. In addition, effective trademark protection may not be available for our trademarks. The use by other parties of our trademarks would dilute the value of our brands.
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
     Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 8,743,116 shares of our common stock are outstanding. Virtually all of the shares outstanding prior to the Kanisa merger (approximately 5,252,245 shares) are freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act. The shares of our common stock issued in the merger with Kanisa and the shares of our common stock owned by our affiliates are restricted securities, as that term is defined in Rule 144, and may in the future be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 4% in the first nine months of 2005 and 10% in the first nine months of 2004, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Since we no longer have any debt, we are not currently subject to material interest rate risk.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
2 .1 Amended Agreement and Plan of Merger, dated as of February 8, 2005, by and among the Company, Kanisa Inc. and SVCW Acquisition, Inc. (1)
3 .1 Amended and Restated Bylaws of the Company (1)
3 .2 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (2)
3.3 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (3)
4 .1 Form of Warrant issued to Kanisa stockholders as of February 8, 2005 (2)
4 .2 Registration Rights Agreement, dated as of February 8, 2005, by and among the Company and stockholders of Kanisa Inc. (1)
10.1 Restatement and Amendment of 2000 Stock Incentive Plan (4)
31.1 Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer
31.2 Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer
32. Section 1350 Certifications

(1) Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.
(2) Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.
(3) Incorporeated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(4) Incorporated by reference to definitive proxy statement for 2005 annual meeting of stockholders of Knova Software, Inc. filed with the Commission on May 5, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOVA SOFTWARE, INC.

Date: November 14, 2005	By:	/s/ THOMAS MUISE

Thomas Muise
Principal Financial Officer