Form 10-K/A
period 2004-12-31
KNOVA SOFTWARE, INC.
filed 2006-01-18
CIK 1062606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-30277
Knova Software, Inc. *
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
Common Stock, par value $.01 per share
(Title of Class)
     * Formerly ServiceWare Technologies, Inc., in which name this form 10-K was initially filed.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was $18,981,403, computed by reference to the price at which the common equity was last sold on the Over the Counter Bulletin Board on June 30, 2004, as reported in The Wall Street Journal. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.
     The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 16, 2005 was 8,754,785.
DOCUMENTS INCORPORATED BY REFERENCE

KNOVA SOFTWARE, INC.
FORM 10-K/A

Item		Page
8	Financial Statements and Supplementary Data	6
9A	Controls and Procedures	29
15	Exhibits and Financial Statement Schedules	30
	Signatures	31
EX-23.1
EX-31.1
EX-31.2
EX-32
     The purpose of this amendment to Form 10-K for the fiscal year ended December 31, 2004 is to amend the consolidated financial statements as described below under “Explanatory Note”. The specific sections that have been amended are as follows: (i) Part II, Item 8 Financial Statements and Supplementary Data; (ii) Part II, Item 9A, Controls and Procedures; and (iii) Part IV, Item 15 Exhibits to file new exhibits 23.1, 31.1, 31.2 and 32.

Explanatory Note
     In order to comply with the requirements of applicable accounting literature regarding the accounting for auction rate securities, during the first quarter of fiscal 2005, we revised the classification of $850,000 of our total auction rate securities of $6,082,000, which were incorrectly classified as cash and cash equivalents in our December 31, 2004 balance sheet. As a result of this reclassification, cash and cash equivalents were reduced and short-term investments were increased by $850,000 as of December 31, 2004. We have also made corresponding adjustments to the previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2004. Since we had no auction rate securities prior to 2004, no reclassifications were required to the 2003 and 2002 Consolidated Financial Statements included in our original Form 10-K filing.
     For the year ended December 31, 2004, cash flows from investing activities previously reported were $7,320,000 compared to $8,170,000 after reflecting the $850,000 reclassification of the auction rate securities. In addition, the gross activity of the auction rate securities of $13.2 million in purchases, including $6.1 million in these auction rate securities, and $5.3 million in sales, were reflected in cash flows from investing activities.
     This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for the year ended December 31, 2004.
     Please be aware that no attempt has been made in this Amendment to modify or update disclosures presented in the original report on Form 10-K except as required to reflect the effects of the above described reclassification and to make some wording changes in Part II, Item 9A, Controls and Procedures. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K nor does it modify or update those disclosures affected by subsequent events. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 31, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our initial filing of the Form 10-K and filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Knova Software, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Knova Software, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
February 9, 2005, except for Note 16,
as to which the date is January 17, 2006
Pittsburgh, Pennsylvania

ServiceWare Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$1,672,305	$1,437,721
Marketable securities, available for sale	9,266,461	—
Accounts receivable, less allowance for doubtful accounts of $94,588 in 2004 and $100,000 in 2003	2,529,081	3,348,279
Prepaid expenses and other current assets	513,072	419,551

Total current assets	13,980,919	5,205,551
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,510,616	1,509,819
Computer equipment and software	4,830,356	5,013,363

Total property and equipment	6,340,972	6,523,182
Less accumulated depreciation	(5,890,323)	(6,001,671)

	450,649	521,511
Purchased technology, net	—	33,337
Goodwill	2,323,791	2,323,791
Other non current assets	197,611	—

Total long term assets	2,972,051	2,878,639

Total assets	$16,952,970	$8,084,190

Liabilities and stockholders’ equity
Current liabilities
Revolving line of credit	$—	$250,000
Accounts payable	1,693,333	1,098,978
Accrued compensation and benefits	407,014	274,438
Deferred revenue — licenses	378,885	22,548
Deferred revenue — services	2,720,380	2,457,931
Current portion of capital lease obligations	34,211	41,698
Other current liabilities	571,919	478,583

Total current liabilities	5,805,742	4,624,176
Convertible debt, net of unamortized discount of $979,680 in 2003	—	2,753,033
Non current deferred revenue	322,676	545,618
Capital lease obligations	60,961	54,117

Total liabilities	6,189,379	7,976,944
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized, 5,268,899 and 2,468,454 shares issued and 5,252,241 and 2,432,501 shares outstanding in 2004 and 2003, respectively	526,890	246,845
Additional paid-in capital	83,360,602	76,432,608
Treasury stock, at cost, 16,655 and 35,952 shares in 2004 and 2003, respectively	(62,166)	(133,568)
Deferred compensation	(161,682)	—
Warrants	4,765,479	46,400
Accumulated other comprehensive income	513,759	—
Accumulated deficit	(78,179,291)	(76,485,039)

Total stockholders’ equity	10,763,591	107,246

Total liabilities and stockholders’ equity	$16,952,970	$8,084,190

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

ServiceWare Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		paid in	Treasury stock		Deferred
	Shares	Amount	capital	Shares	Amount	compensation
Balance at December 31, 2001	2,382,816	$246,549	$71,774,297	82,675	$(307,160)	$(113,896)
Exercise of stock options	16,000	—	(13,144)	(16,000)	59,444	—
Issuance of stock for Employee Stock Purchase Plan	9,520	296	6,161	(6,558)	24,365	—
Stock based compensation	—	—	78,344	—	—	—
Amortization of warrants	—	—	—	—	—	104,348
Beneficial conversion feature of convertible notes	—	—	2,338,068	—	—	—
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2002	2,408,336	246,845	74,183,726	60,117	(223,351)	(9,548)
Exercise of stock options	9,060	—	(8,479)	(9,060)	33,660	—
Issuance of stock for Employee Stock Purchase Plan	15,105	—	(17,602)	(15,105)	56,123	—
Beneficial conversion feature of convertible notes	—	—	906,799	—	—	—
Expiration of warrants	—	—	1,368,164	—	—	—
Amortization of warrants	—	—	—	—	—	9,548
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2003	2,432,501	246,845	76,432,608	35,952	(133,568)	—
Exercise of warrants and stock options	19,725	213	31,724	(17,600)	65,120	—
Beneficial conversion feature of convertible notes	—	—	232,672	—	—	—
Issuance of stock under Employee Stock Purchase Plan	1,697	—	2,069	(1,697)	6,282	—
Issuance of common stock and warrants, net of $574 of issuance costs	1,230,769	123,077	2,681,865	—	—	—
Issuance of warrants for settlement of lawsuit	—	—	—	—	—	—
Issuance of common stock related to note conversion	1,535,386	153,539	3,684,928	—	—	—
Stock based compensation awards	32,163	3,216	294,736	—	—	(297,952)
Stock based compensation expense	—	—	—	—	—	136,270
Other comprehensive income (loss):
Unrealized gain on short term investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2004	5,252,241	$526,890	$83,360,602	16,655	$(62,166)	$(161,682)

The accompanying notes are an integral part of the consolidated financial statements.

		Accumulated
		Other		Total
		comprehensive	Accumulated	Stockholders'
	Warrants	income (loss)	Deficit	Equity
Balance at December 31, 2001	$1,414,564	$(24,263)	$(66,680,373)	$6,309,718
Exercise of stock options	—	—	—	46,300
Issuance of stock for Employee Stock Purchase Plan	—	—	—	30,822
Stock based compensation	—	—	—	78,344
Amortization of warrants	—	—	—	104,348
Beneficial conversion feature of convertible notes	—	—	—	2,338,068
Comprehensive loss:
Currency translation adjustment	—	(12,556)	—	(12,556)
Net loss	—	—	(6,825,361)	(6,825,361)

Total other comprehensive loss	—	—	—	(6,837,917)

Balance at December 31, 2002	1,414,564	(36,819)	(73,505,734)	2,069,683
Exercise of stock options	—	—	—	25,181
Issuance of stock for Employee Stock Purchase Plan	—	—	—	38,521
Beneficial conversion feature of convertible notes	—	—	—	906,799
Expiration of warrants	(1,368,164)	—	—	—
Amortization of warrants	—	—	—	9,548
Other comprehensive income (loss):
Currency translation adjustment	—	36,819	—	36,819
Net loss	—	—	(2,979,305)	(2,979,305)

Total other comprehensive loss	—	—	—	(2,942,486)

Balance at December 31, 2003	46,400	—	(76,485,039)	107,246
Exercise of warrants and stock options	—	—	—	97,057
Issuance of stock under Employee Stock Purchase Plan	—	—	—	8,351
Beneficial conversion feature of convertible notes	—	—	—	232,672
Issuance of common stock and warrants, net of $574 of issuance costs	4,614,154	—	—	7,419,096
Issuance of warrants for settlement of lawsuit	104.925	—	—	104,925
Issuance of common stock related to note conversion	—	—	—	3,838,467
Stock based compensation awards	—	—	—	—
Stock based compensation expense	—	—	—	136,270
Other comprehensive income (loss):
Unrealized gain on short term investments	—	513,759	—	513,759
Net loss	—	—	(1,694,252)	(1,694,252)

Total comprehensive loss	—	—	—	(1,180,493)

Balance at December 31, 2004	$4,765,479	$513,759	$(78,179,291)	$10,763,591

ServiceWare Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(1,694,252)	$(2,979,305)	$(6,825,361)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Non cash items:
Depreciation	316,267	801,195	1,654,655
Amortization of intangible assets and warrants	33,337	206,297	800,710
Warrants issued in connection with settlement of lawsuit	104,925	—	—
Amortization of beneficial conversion feature related to convertible notes	1,162,150	1,429,603	885,948
Amortization of discount on convertible notes	50,196	115,341	109,456
Interest expense paid by issuing convertible notes	105,760	347,032	135,681
Provision for doubtful accounts	—	25,000	(70,000)
Stock based compensation	136,270	—	78,344
Other non cash items	(7,362)	32,905	(17,885)
Non cash portion of legal settlement	(850,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	819,198	(1,839,021)	517,094
Other assets	(230,132)	(7,354)	635,543
Accounts payable	594,355	(53,995)	515,662
Accrued compensation and benefits	132,576	114,440	(640,776)
Deferred revenue	395,844	870,830	(1,861,824)
Other liabilities	116,156	(15,923)	(1,175,685)

Net cash provided by (used in) operating activities	1,185,288	(952,955)	(5,258,438)

Cash flows from investing activities
Purchase of short term investments	(13,227,702)	—	(3,004,882)
Sales of short term investments	5,325,000	500,080	2,491,003
Property and equipment acquisitions	(207,814)	(94,558)	(13,602)
Payments for purchase of InfoImage assets	—	—	(100,000)
Increase in restricted cash	(61,000)	—	—
Proceeds from sale of equipment	1,460	12,153	15,620

Net cash (used in) provided by investing activities	(8,170,056)	417,675	(611,861)

Cash flows from financing activities
Repayments of principal of capital lease obligation	(32,332)	(38,500)	(37,310)
Repayments of principal of term loan	—	—	(258,197)
Repayments of borrowings under revolving line of credit	(250,000)	(800,000)	—
Proceeds from borrowings under revolving line of credit	—	250,000	800,000
Proceeds from issuance of convertible notes, net of debt issuance costs	—	—	2,975,000
Proceeds from equity funding, net of issuance costs	7,419,096	—	—
Proceeds from stock option and employee stock purchase plan issuances	82,588	63,702	76,960

Net cash provided by (used in) financing activities	7,219,352	(524,798)	3,556,453

Effect of exchange rate changes on cash	—	36,598	(14,873)
Increase (decrease) in cash and cash equivalents	234,584	(1,023,480)	(2,328,719)
Cash and cash equivalents at beginning of year	1,437,721	2,461,201	4,789,920

Cash and cash equivalents at end of year	$1,672,305	$1,437,721	$2,461,201

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$9,765	$14,613	$21,444
Supplemental disclosures of non-cash transactions
Conversion of convertible debt and accrued interest to common stock	$3,838,467	$—	$—
Expiration of warrants at no consideration	$—	$1,368,164	$—
Exercise of warrants by bank	$22,820	$—	$—
Unrealized gain on short term investments	$513,759	$—	$—
Property, plant, and equipment acquired under capital leases	$31,689	$—	$92,000
Increase in Additional Paid-In Capital related to beneficial conversion feature	$232,672	$906,799	$2,338,068
Non cash portion of legal settlement	$850,000	$—	$—
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

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)
      A summary of the restructuring activity is as follows (amounts in thousands):

		Reduction and
	Severance and	Relocation of
	Other Benefits	Facilities	Other	Total

Accrual at January 1, 2002	$131	$767	$154	$1,052
Charges	—	—	113	113
Payments	—	(250)	(267)	(517)
Changes in estimates	(131)	(401)	—	(532)

Accrual at December 31, 2002	—	116	—	116
Payments	—	(96)	—	(96)
Changes in estimates	—	(20)	—	(20)

Accrual at December 31, 2003 and 2004	$—	$—	$—	$—

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
     The Company’s investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities, who collectively own more than 25% of the Company’s stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At December 31, 2004 and 2003, the cash balance with this investment firm was $64,926 and $326,722, respectively. The maximum balance in the cash and investment accounts during 2004 and 2003 was $9,331,387 and $525,750, respectively.
     Marketable securities consist of investments in bond and stock mutual funds, common stock of a publicly traded company received in the settlement of the Primus lawsuit, and commercial paper. At December 31, 2004, the historical cost, gross unrealized gains and losses, and fair value of the securities were as follows:

		Gross	Gross
	Historical	unrealized	unrealized	Fair
	cost	gain	loss	value
Common stock	$850,000	$553,933	—	$1,403,933
Corporate bonds	815,550	—	(35,174)	780,376
Government bonds	1,005,111	—	(5,000)	1,000,111
Auction rate securities	6,082,041	—	—	6,082,041

Total current available for sale securities	$8,752,702	$553,933	$(40,174)	$9,266,461

     During the first quarter of 2005, the Company concluded that it was appropriate to classify all auction rate securities as marketable securities. Previously, $850,000 of the Company’s total auction rate securities of $6,082,000 had been classified as cash and cash equivalents, as the interest rate reset for the investment was 30 days or less. Accordingly, the Company revised the classification to report these securities totaling $850,000 as marketable securities on the previously reported Consolidated Balance Sheet as of December 31, 2004. The Company has also made corresponding adjustments to the previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2004. For the year ended December 31, 2004, cash flows from investing activities previously reported were $7,320,000 compared to $8,170,000 after reflecting the $850,000 reclassification of the auction rate securities. In addition, the gross activity of these auction rate securities of $13.2 million in purchases, including $6.1 million in these auction rate securities, and $5.3 million in sales, were reflected in cash flows from investing activities. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.
     The Company classified all of its securities as available-for-sale per the guidance of SFAS 115. Furthermore, the Company classified these securities as short-term because it intended to liquidate the investments to fund current operations, as the need for working capital arose in the ordinary course of business.
     Of the total amount of $3,732,713 of convertible notes issued as of December 31, 2003, convertible notes with an aggregate principal amount of $3,029,531 were owned by a director of the Company and his affiliated entities, who collectively owned approximately 20% of the Company’s stock prior to the acquisition of convertible notes. Refer to Note 6.
     An investment firm that is related to a director of the Company served as one of the placement agents for us in connection with the private placement, which occurred in January 2004, of an aggregate of 1,230,769 shares of the Company’s common stock and warrants to purchase up to an aggregate of 615,385 shares of common stock. In connection with the private placement, the investment firm received a placement fee of $240,000. Affiliates of the investment firm purchased $455,000 of units in the private placement. In addition, entities with respect to which the director has or shares voting power purchased $162,500 of units in the private placement.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
      As of November 1, 2004, the Company entered into a settlement agreement with Primus and ATG in which:

•	Without any admission of liability by either party, the Company and Primus agreed to dismiss with prejudice all the claims, counterclaims and reply claims in the Lawsuit and to deliver to each other mutual general releases.

•	The Company agreed to grant to Primus and its affiliates, including ATG, a fully paid, irrevocable, nonexclusive, nontransferable (with certain exceptions specified in the agreement), worldwide, perpetual limited license under the patents at issue in the Lawsuit and a covenant not to sue under those patents.

ServiceWare Technologies, Inc.
Notes to Consolidated Financial Statements — (Continued)

•	Primus agreed to pay the Company the sum of $800,000 in cash and ATG agreed to guarantee this cash payment obligation.

•	Primus agreed to issue to the Company, immediately prior to the closing of ATG’s acquisition of Primus, shares of Primus common stock having a value of $850,000 based on ATG’s stock price at the time of issuance and without taking into account any future fluctuations in the stock price. Although the Company agreed to certain restrictions on transfer of the shares of ATG common stock issued to the Company in connection with the acquisition by ATG of Primus, the Company sold all of its shares of ATG common stock in first quarter 2005, for an aggregate gross sales price of $1,018,250.
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
      The operating results of Kanisa will be included in the Company’s results of operations from the date of acquisition.

Item 9A.	Controls and Procedures
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
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Reclassifications
     We have re-evaluated and tightened our controls and procedures in light of the factors that led to the reclassification of auction rate securities. The decision to reclassify the auction rate securities was made during and in connection with our normal control process as it related to our quarterly period ended March 31, 2005. Each quarter, our Controller, CFO and Audit Committee perform reviews of the financial statements being filed with the Securities and Exchange Commission. As a result of these reviews with respect to the fiscal quarter ended March 31, 2005, we identified that $850,000 of our total auction rate securities of $6,082,000 were misclassified in cash and cash equivalents instead of in short-term marketable securities. We have tightened our review control process by having the CFO perform a more detailed review of the relevant balance sheet and cash flow items. After discussing the comments received by the Securities and Exchange Commission with our Audit Committee, we determined that a reclassification was appropriate with respect to the December 31, 2004 annual report. We have amended the financial statements included in this Form 10-K/A to reflect the $850,000 reclassification of auction-rate securities as of December 31, 2004.

PART IV
Item 15. Exhibits and Financial Statement Schedules

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cupertino, State of California on January 17, 2006.

KNOVA SOFTWARE, INC.
By:	/s/ Bruce Armstrong
BRUCE ARMSTRONG
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Armstrong	President, Principal Executive Officer and Director	January 17, 2006
Bruce Armstrong

/s/ Thomas Muise	Chief Financial Officer and Principal Financial Officer	January 17, 2006
Thomas Muise

/s/ Kelly Barefoot	Controller and Principal Accounting Officer	January 17, 2006
Kelly Barefoot

/s/ * Kent Heyman	Director

/s/ * Thomas Unterberg	Director

/s/ * Timothy Wallace	Director

* By: /s/ Bruce Armstrong	Attorney-in-Fact	January 17, 2006
Bruce Armstrong