Form 10-K
period 2005-12-31
KNOVA SOFTWARE, INC.
filed 2006-03-31
CIK 1062606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was $18,981,403, computed by reference to the price at which the common equity was last sold on the Over the Counter Bulletin Board on June 30, 2005, as reported in The Wall Street Journal. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.
     The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 13, 2006 was 8,744,116.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable
EXHIBITS INDEX IS LOCATED ON PAGE 66

KNOVA SOFTWARE, INC.
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business
Overview
      On February 8, 2005, ServiceWare Technologies, Inc. combined with Kanisa Inc. (“Kanisa”) through the merger of a wholly owned subsidiary of ours with and into Kanisa. Upon the consummation of the merger, we relocated our headquarters to Kanisa’s offices in Cupertino, California. Our company was renamed “Knova Software, Inc.” in May 2005.
      As used in this report, the terms “we”, “us”, “our”, “our company” and “Knova” mean Knova Software, Inc. and its subsidiaries.
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
Products
      During 2005, we announced our new identity, Knova Software, and began selling a single product line of Knova software applications.
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
      The Knova Application Suite consists of the following business applications:

•	Knova Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. Knova Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. Knova Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	Knova Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. Knova Self-Service provides a wide range of features, including guided search and business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	Knova Forums is an application for online customer communities and forums that enables customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. Knova Forums enables customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	Knova Field Service is a mobile support application that enables field technicians and service professionals to search the knowledge base and resolve problems at the customer site. Knova Field Service runs on a disconnected laptop computer and synchronizes via a network connection with the Field Service application server to update the knowledge base content.

•	Knova Knowledge Desk is a packaged knowledge management solution for service and help desks to resolve questions, author knowledge, and manage repositories of intellectual capital. Knova Knowledge Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. Knova Knowledge Desk features application modules for different user types and functions.

Knova Knowledge Platform
      The Knova Application Suite is built on and deployed with the Knova Knowledge Platform, a next-generation search and knowledge management platform. The Knova Knowledge Platform features several core technology components and capabilities accessed by Knova applications and used by customers. These include:

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
      Account Management and Technical Support. We are dedicated to providing quality customer service and technical support to our customers. Our customers have access to our skilled support agents and engineers and are assigned an account manager. Account managers are responsible for overall customer satisfaction and work with all relevant parts of our organization (sales, support, services) to ensure that customer expectations are met and exceeded. Account managers meet with our customers during the initial implementation and later become the primary customer point of contact and relationship manager when the Knova system is rolled into production.
Customers
      We maintain a referenceable and active customer list of over 160 customers. We have traditionally marketed our products and services to Global 2000 call centers and help desks in a wide range of vertical industries. No customer accounted for greater than 10% of total revenues in 2005. The following is a partial list of our customers.

Technology
Business Objects
EBay Inc.
First Data Corporation
Genesys Telecommunications Laboratory
Hewlett Packard
Intersystems Corporation
Intuit, Inc.
Invensys Systems, Inc.
McAfee, Inc.
Mercury Interactive
Novell
Partech, Inc.
Plato, Inc.
Qlogic Corporation
Sage Software, Inc.
Softbrands
Tellabs North America, Inc.
Texas Instruments, Inc.
Toshiba America
Trend Micro Incorporated
Vision Solutions
VMWare, Inc.

Services
C3i, Inc.
Circle Company Associates, Inc.
Electronic Data Systems Corporation
SEI Information Technology, Inc.

Telecommunications
Aastra Intecom (EADS)
Cingular Wireless LLC
Qualcomm, Inc.
SaskTel
U.S. Cellular Corporation

Automotive
Ford Motor Company

Healthcare & Biotech
Allina Hospitals & Clinics
Aventis Pharmaceuticals, Inc.
Express Scripts, Inc.
GE Healthcare
McKesson Provider Technologies
Omnicell
United Health Technologies
University of Utah Vanderbilt University Medical Center

Government/ Public Sector
Northeastern University
State of Washington
United States Navy
U.S. Patent & Trademark Office
The University of Iowa

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
Strategic Alliances
      We have established strategic alliances in several categories to extend our market reach, to augment our sales and marketing initiatives, to supplement our implementation and deployment capabilities, and enhance our product capabilities. Alliance categories include:

•	Resellers and Distributors: We have active reseller relationships with Amdocs Software Systems Limited and Hewlett Packard, which provide complementary CRM and service desk solutions, as well as Capgemini Technologies, LLC, eVergance Partners, LLC, and Merlin Information Systems, which provide consulting and implementation services.

•	Complementary Software Partners: We participate in several alliance programs of vendors who provide complementary business applications and software. These include Siebel Systems, Inc., Amdocs Software Systems Limited, Remedy, Hewlett Packard, and Genesys Telecommunications Laboratory.

•	Consulting and System Integration Partners: We work closely with leading system integration, consulting and outsourcing firms, and has established alliances with Capgemini Technologies, LLC, Electronic Data Systems Corporation, eVergance Partners, LLC, Stratacom, Inc., Hewlett Packard, and Merlin Information Systems.

•	Technology Partners: To deploy our software effectively across varied IT environments, we maintain technology partnerships with Inxight Software, Inc., Business Objects, and WebMethods, Inc. In addition, our software is developed on and tested against platform software from providers of database, operating system and application server software.

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
      We renewed our agreement with EPAm Systems on April 1, 2002. This agreement states that consulting services will be provided in accordance with specific work orders. Payment for these services is billed as the work is incurred or at a fixed fee agreed upon for the work order. As of December 31, 2005, the agreement was terminated, but we continued to use services under the same terms and conditions. We renewed our agreement on February 28, 2006 under similar terms and conditions.
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
Competition
      Competition in our marketplace is rapidly evolving and intense, and we expect competition to intensify further in the future as current competitors expand their product offerings and new competitors enter the market. Current competitors include in-house developed applications and providers of commercially available CRM, e-Service, search and knowledge management solutions, including eGain Communications, Inquira, Inc., KANA Software, RightNow Technologies, SupportSoft, and Art Technology Group.
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
Employees
      As of February 28, 2006, we had 95 full time employees consisting of 24 in sales, 35 in professional services and support, 20 in research and development, 8 in marketing, and 8 in general and administration. We strive to maintain a work environment that fosters professionalism, excellence, and cooperation among our employees.
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
      These forward-looking statements are only predictions and estimates regarding future events and circumstances. Actual results could differ materially from those anticipated as a result of factors described in Item 1A “Risk Factors” or as a result of other factors. We may not be able to achieve the future results reflected in these statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not transpire.
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
      In February 2005, we combined with Kanisa, Inc., a privately held company based in Cupertino, California. Kanisa is a provider of service resolution management applications that automate the problem resolution process across multiple customer service channels. Kanisa was founded in 1997. In 2002, Kanisa acquired the assets of Quiq Inc., a provider of software solutions for customer communities and peer-support forums. In July 2003, Kanisa acquired Jeeves Solutions, the enterprise search division of Ask Jeeves (Nasdaq: ASKJ). We changed our name to “Knova Software, Inc.” in May 2005.
      Financial information regarding revenues and long lived assets attributable to the United States versus international operations is found in Note 15 to our consolidated financial statements in Item 8 below.

Item 1A.	Risk Factors
      Before you invest in shares of our securities, you should be aware of various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected. In such case, you could lose all or part of your investment.

We may not be able to reverse our history of losses.
      As of December 31, 2005, we had an accumulated deficit of $83.3 million. We incurred a net loss of $5.1 million for the year ended December 31, 2005. We will need to increase our revenues and control expenses to avoid continued losses. In addition, our history of losses may cause some of our potential customers to question our viability, which might hamper our ability to make sales.

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
      As of December 31, 2005, we had $3.6 million of outstanding debt through a line of credit with Silicon Valley Bank. We may need to, in the future, raise additional money through bank financing or debt instruments. Our ability to retire or to refinance our indebtedness will depend on our ability to generate cash flow in the future. Our cash flow from operations may be insufficient to repay this indebtedness at scheduled maturity. If we are unable to repay or refinance our debt when due, we could be forced to dispose of assets under circumstances that might not be favorable to realizing the highest price for the assets or to default on our obligations with respect to this indebtedness.

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
      We manage our expense levels based on our expectations regarding future revenues and our expenses are relatively fixed in the short term. Therefore, if revenue levels are below expectations in a particular quarter, operating results and net income are likely to be disproportionately adversely affected because our expenses are relatively fixed. In addition, a significant percentage of our revenues is typically derived from large orders from a limited number of customers, so it is difficult to estimate accurately the timing of future revenues. Our revenues are unpredictable and in our last eight quarters have fluctuated up and down between a low of $1.8 million in first quarter 2004 and a high of $6.8 million in fourth quarter 2005.
      Our historical results for periods prior to February 2005 may not be indicative of future performance as a result of the significant changes to our business from the merger with Kanisa.
      Our quarterly results are also impacted by our revenue recognition policies. Because we generally recognize license revenues upon installation, sales orders from new customers in a quarter might not be recognized during that quarter. Delays in the implementation and installation of our software near the end of a quarter could also cause recognized quarterly revenues and, to a greater degree, results of operations to fall substantially short of anticipated levels. We often recognize revenues for existing customers in a shorter time frame because installation can generally be completed in significantly less time than for new customers. However, we may not be able to recognize expected revenues at the end of a quarter due to delays in the receipt of expected orders from existing customers.
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
      Our knowledge powered service resolution management application, Knova Application Suite, includes our Knova Contact Center, Knova Self-Service, Knova Forums, and Knova Knowledge Desk software products. Our past and expected future revenues consist primarily of license fees for these software solutions and fees for related services. Factors adversely affecting the demand for these products and our products in general, such as competition, pricing or technological change, could materially adversely affect our business, financial condition, operating results, and the value of our stock price. Our future financial performance will substantially depend on our ability to sell current versions of our entire suite of products and our ability to develop and sell enhanced versions of our products.

Due to the lengthy sales cycles of our products and services, the timing of our sales is difficult to predict and may cause us to miss our revenue expectations.
      Our products and services are typically intended for use in applications that may be critical to a customer’s business. In certain instances, the purchase of our products and services involves a significant commitment of resources by prospective customers. As a result, our sales process is often subject to delays associated with lengthy approval processes that accompany the commitment of significant resources. For these and other reasons, the sales cycle associated with the licensing of our products and subscription for our services averages six months and is subject to a number of significant delays over which we have little or no control. While our customers are evaluating whether our products and services suit their needs, we may incur substantial sales and marketing expenses and expend significant management effort. We may not realize forecasted revenues from a specific customer in the quarter in which we expend these significant resources, or at all, because of the lengthy sales cycle for our products and services.

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
      Our products may be critical to the operations of our customers’ businesses. Any defects or alleged defects in our products entail the risk of product liability claims for substantial damages, regardless of our responsibility for the failure. Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, these provisions may not be effective under the laws of some jurisdictions. In addition, product liability claims, even if unsuccessful, may be costly and divert management’s attention from our operations. Software defects and product liability claims may result in a loss of future revenue, a delay in market acceptance, the diversion of development resources, damage to our reputation or increased service and warranty costs. We have not had any product liability claims in the past.

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
      In the future, we may pursue mergers or acquisitions to obtain complementary businesses, products, services or technologies. Entering into a merger or acquisition entails many risks, any of which could adversely affect our business, including, but not limited to:

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
      We believe that some companies, including direct and indirect competitors, may be infringing upon our patents. In order to protect or enforce our patent rights, we may initiate patent litigation suits against third parties, such as infringement suits or interference proceedings. Lawsuits that we may file are likely to be expensive, may take significant time and could divert management’s attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any suits we may bring, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.

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
      Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect trading prices of our common stock from time to time. As of the time of this filing, 8,744,116 shares of our common stock are outstanding. Virtually all of the shares outstanding prior to the Kanisa merger (approximately 5,252,245 shares) are freely tradable without restriction or further registration under the Securities Act, except for any shares which are owned by an affiliate of ours as that term is defined in Rule 144 under the Securities Act. The shares of our common stock issued in the merger with Kanisa and the shares of our common stock owned by our affiliates are restricted securities, as that term is defined in Rule 144, and are eligible to be sold under the Securities Act to the extent permitted by Rule 144 or any applicable exemption under the Securities Act.

Our business could be harmed if we lose the services of our key personnel.
      Our business depends upon the efforts of our chief executive officer, Bruce Armstrong, and a small number of management and operating personnel. We do not maintain key-man life insurance on Mr. Armstrong or our other executive officers. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

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

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties
      We own no real property. Following our combination with Kanisa, we changed our corporate headquarters from Pittsburgh, Pennsylvania to Cupertino, California. In Cupertino, we lease approximately 16,800 square feet of office space pursuant to a lease that expires in 2007. We also maintain approximately 10,400 square feet of office space in Pittsburgh, Pennsylvania pursuant to a lease that expires in 2009. We believe that our current offices are adequate to support our existing operations. If necessary, however, we believe that we will be able to obtain suitable additional facilities on commercially reasonable terms, when needed.

Item 3.	Legal Proceedings
      Under our patent enforcement program, from time to time we may enter into litigation to protect our rights under one or more of our patents. The result of any such future litigation is inherently unpredictable and is likely to be expensive, may take significant time and could divert management’s attention from other business concerns. Litigation also places our patents at risk of being invalidated or interpreted narrowly. Lawsuits may also provoke these third parties to assert claims against us. We may not prevail in any suits we may bring, the damages or other remedies that may be awarded to us may not be commercially valuable and we could be held liable for damages as a result of counterclaims.
      From time to time, we engage in litigation in the ordinary course of business. The result of current or future litigation is inherently unpredictable; however, we do not believe any asserted or pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for our common stock
      Our common stock is traded on the over the counter bulletin board, a regulated service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. On March 10, 2006, the last sale price of our common stock was $2.50 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated. All prices have been adjusted retroactively to reflect the 1 for 10 reverse split, which was effective February 4, 2005. Our stock traded under the symbol

“SVCW” until the reverse stock split at which time, the symbol was changed to “SVWN”. As of May 27, 2005, our trading symbol was changed to “KNVS” in conjunction with our name change.

	High	Low

2004
First Quarter	$8.90	$5.80
Second Quarter	$6.80	$5.20
Third Quarter	$5.90	$3.20
Fourth Quarter	$5.40	$3.60
2005
First Quarter	$6.80	$3.87
Second Quarter	$4.50	$3.00
Third Quarter	$4.25	$3.20
Fourth Quarter	$3.60	$2.50
      As of March 10, 2006, there were approximately 400 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.
Dividend Policy
      We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the expansion of our business.

Item 6.	Selected Financial Data
      The following financial information for each of the five years ended December 31 has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our financial performance for 2005 and subsequent years is not comparable to prior years since the financial information in the following table does not include any financial performance of Kanisa, prior to the date of merger on February 8, 2005.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total revenues	$23,595	$12,502	$11,511	$10,158	$12,427
Net loss from continuing operations	(5,095)	(1,694)	(2,979)	(6,825)	(31,486)
Net income (loss) per common share, basic and diluted:
Continuing operations	(0.61)	(0.33)	(1.23)	(2.85)	(13.00)
Discontinued operations	—	—	—	—	0.73

Net loss per share	$(0.61)	$(0.33)	$(1.23)	$(2.85)	$(12.27)

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Total assets	$38,992	$16,953	$8,084	$8,735	$13,886
Long term debt	306	384	599	109	443
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
Overview
      On February 8, 2005, we combined with Kanisa Inc. through the merger of a wholly owned subsidiary of ours with and into Kanisa. As a result, Kanisa became our wholly owned subsidiary. Upon the consummation of the merger, we relocated our headquarters to Kanisa’s offices in Cupertino, California. Kanisa was founded in 1997 and has pioneered the use of a knowledge management platform for customer services applications. Prior to the merger, Kanisa was a privately held organization and its technology had resulted in broad industry recognition and awards for its products and performance.
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
      We are principally engaged in the design, development, marketing and support of software applications and services. Substantially all of our revenues are derived from a perpetual license of our software products, the related professional services and the related customer support, otherwise known as maintenance. We license our software in arrangements in which the customer purchases a combination of software, maintenance and/or professional services, such as our training and implementation services. Maintenance, which includes technical support and product updates, is typically sold with the related software license and is renewable at the option of the customer on an annual basis after the first year. Our professional services and technical support organizations provide a broad range of implementation services, training, and technical support to our customers and implementation partners. Our service organization has significant product and implementation expertise and is committed to supporting customers and partners throughout every phase of their adoption and use of our solutions. Most of our professional service arrangements are billed on a time and materials basis. Payment terms for our arrangements are negotiated with our customers and determined based on a variety of factors, including the customer’s credit standing and our history with the customer.
      We continually explore opportunities available to us to increase our customer base and service offerings through merger and/or acquisition transactions that we would expect to be accretive to shareholder value. We believe there will be consolidation in our industry and we intend to participate as a buyer or a seller. We will, however, continue to be disciplined in our approach and only evaluate opportunities that are beneficial to our shareholders.
Description of Statement of Operations

Revenues
      We market and sell our products primarily in North America through our direct sales force and outsourcers. Indirect revenues were 4% of total revenues in 2005 and approximately 8% of total revenues in 2004. Internationally, we market our products through value-added resellers, software vendors and system integrators. International revenues were 4% of total revenues in 2005 and 9% of total revenues in 2004. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts.

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

Operating Costs
      We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Special one-time charges, such as restructuring costs, are presented separately to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment-leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists of the amortization of intangible assets, including intangible assets acquired through our acquisition of Kanisa Inc. in 2005. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring charges consist of costs incurred for restructuring plans and other costs related to the separation of senior executives.
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

Revenue Recognition
      We recognize revenues on license fees after a non-cancelable license agreement is signed, the product is delivered, the fee is fixed or determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement using the residual method. We recognize revenues on installation, training and consulting primarily on a time-and-material basis. Customer support and maintenance contracts are recognized over the life of the contract.
      Our revenue recognition policy is governed by Statement of Position (SOP) 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA), as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transac-

tions”. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software and services transactions. In addition, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC, and the Emerging Issues Task Force of the Financial Accounting Standards Board continues to issue additional guidance on revenue recognition. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material effect on our financial condition and results of operations.

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

Intangible Assets and Goodwill
      Goodwill is assessed for impairment at least annually and as triggering events occur. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and our current market value. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be misstated. During 2005, we performed the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2005 and determined that we did not have an impairment loss.

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

Results of Operations
      The following table sets forth consolidated statement of operations data:

	For the Year Ended December 31,

	2005		2004		2003

Revenues:
Licenses	$8,957,479	38.0%	$5,243,910	41.9%	$4,934,345	42.9%
Services	14,637,476	62.0	7,258,217	58.1	6,577,090	57.1

Total revenues	23,594,955	100.0	12,502,127	100.0	11,511,435	100.0

Cost of revenues:
Cost of licenses	892,576	3.8	412,972	3.3	270,325	2.3
Cost of services	8,711,239	36.9	4,372,888	35.0	2,923,355	25.4

Total cost of revenues	9,603,815	40.7	4,785,860	38.3	3,193,680	27.7

Gross margin	13,991,140	59.3	7,716,267	61.7	8,317,755	72.3
Operating expenses:
Sales and marketing	8,122,507	34.4	4,781,641	38.2	5,116,062	44.5
Research and development	5,664,487	24.0	2,197,588	17.6	1,961,959	17.0
General and administrative	3,939,076	16.7	2,402,891	19.2	2,119,126	18.4
Intangible assets amortization	256,850	1.1	—	0.0	146,746	1.3
Restructuring charges	1,355,350	5.7	—	0.0	(20,000)	(0.2)

Total operating expenses	19,338,270	81.9	9,382,120	75.0	9,323,893	81.0

Loss from operations	(5,347,130)	(22.6)	(1,665,853)	(13.3)	(1,006,138)	(8.7)
Other income (expense), net	252,309	1.1	(28,399)	(0.2)	(1,973,167)	(17.1)

Net loss	$(5,094,821)	(21.5)%	$(1,694,252)	(13.5)%	$(2,979,305)	(25.8)%

      The above financial information does not include any financial performance of Kanisa prior to the date of merger on February 8, 2005. Our historical operating results prior to February 8, 2005 may not be reflective of future operating results because of the material changes in our business structure that have resulted from our merger with Kanisa. Similarly, operating results for 2005 and prior years are not necessarily comparable since Kanisa operating results prior to February 8, 2005 are not included.
Years Ended December 31, 2005 and 2004

Revenues
      Total revenues increased 88.7% to $23.6 million in 2005 from $12.5 million in 2004. The increase was principally due to the increase in our maintenance installed base due to the merger and an increase in newly licensed products.
      License revenues increased 70.8% to $9.0 million in 2005 from $5.2 million in 2004. The increase in license revenues was due to the offering of our new product line acquired in our merger with Kanisa, the Knova Application Suite.
      Service revenues increased 101.7% to $14.6 million in 2005 from $7.3 million in 2004. The increase was due to an increased combined install base after the merger with Kanisa.

Cost of Revenues
      Cost of revenues increased to $9.6 million in 2005 from $4.8 million in 2004. Cost of revenues as a percentage of revenues increased to 40.7% from 38.3%. Cost of license revenues increased to $0.9 million in 2005 from $0.4 million in 2004. As a percentage of revenues, the cost of license revenues increased to 3.8% from 3.3%. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
      Cost of service revenues increased to $8.7 million in 2005 from $4.4 million in 2004. As a percentage of revenues, the cost of service revenues increased to 36.9% from 35.0%. The increase was primarily due to a 50.0% increase in employee headcount (allocable to cost of revenues) and the increased use of a third party implementation partner after the merger.

Operating Expenses
      Sales and Marketing. Sales and marketing expenses increased to $8.1 million, or 34.4% of revenues, in 2005 from $4.8 million, or 38.2% of revenues, in 2004. The increase is primarily attributable to costs associated with our merger with Kanisa, which includes a 54.5% increase in employee headcount (allocable to sales and marketing) to 34 at December 31, 2005, of which 9 were quota carrying representatives, compared to 22 at December 31, 2004. In addition, we increased our investment in discretionary marketing programs during 2005 in order to market ourselves as a combined company and to seek to strengthen our sales pipeline for future periods.
      Research and Development. Research and development expenses increased to $5.7 million, or 24.0% of revenues, in 2005 from $2.2 million, or 17.6% of revenues, in 2004. The increase was primarily due to the costs associated with our merger with Kanisa, which includes recognizing the expense for acquired in-process research and development of approximately $421,000. In addition, the increase was a result of a 260% increase in employee headcount (allocable to research and development) to 18 at December 31, 2005 compared to 5 at December 31, 2004 and an increased use of third party contractors for the year ended December 31, 2005.
      General and Administrative. General and administrative expenses increased to $3.9 million, or 16.7% of revenues in 2005 from $2.4 million, or 19.2% of revenues in 2004. The increase resulted from costs associated with our merger with Kanisa, including increases in facility costs to maintain two locations, costs of contractors associated with integration of the two companies, legal and accounting fees relating to public filings, Sarbanes Oxley 404 compliance costs and recruiting fees associated with the hiring of our new chief financial officer.
      Intangible Assets Amortization. Intangible assets amortization of $257,000 or 1.1% of revenues was recorded in 2005 as a result of intangible assets acquired through our acquisition of Kanisa. There was no intangible assets amortization in 2004 as our intangible assets at that time had been fully amortized prior to 2004.
      Restructuring charges. During the first quarter 2005, in connection with the integration of our acquisition of Kanisa, we approved a plan to streamline our operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, we recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for one executive. As of December 31, 2005, $261,000 in severance costs remain to be paid to terminated employees over the next year.
      Other income (expense), net. Other income (expense), net consists primarily of interest income received from short-term investments, interest expense and amortization expense related to our convertible notes and bank borrowings. Other income increased to $252,000 in 2005 from $28,000 of expense in 2004. The increase was primarily the result of interest income earned on higher cash balances post merger.

Years Ended December 31, 2004 and 2003

Revenues
      Total revenues increased 8.6% to $12.5 million in 2004 from $11.5 million in 2003. The increase was due to the momentum being generated by Hewlett Packard’s Managed Services Group, an upswing in services revenues generated by our Solution Services group, and an increase in our maintenance contract base as we added customers year over year, many of whom continue to renew.
      License revenues increased 6.3% to $5.2 million in 2004 from $4.9 million in 2003. The increase in license revenues was due to the momentum being generated by our Hewlett Packard Managed Services Group, which generated approximately $700,000 in license revenues in 2004.
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
      Other income (expense), net. Other income (expense), net consists primarily of interest income received from short-term investments, interest expense and amortization expense related to our convertible notes and bank borrowings. Other expense, net decreased to $28,000 in 2004 from $2.0 million in 2003. The decrease was primarily the result of other income of approximately $1.3 million received in conjunction with the Primus lawsuit settlement. Offsetting interest expense of approximately $1.3 million primarily represents amortization of the beneficial conversion feature, discount and debt issue costs recognized in conjunction with the issuance of our then outstanding convertible notes.

Liquidity and Capital Resources
      Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering and incurrence of debt. For the year ended December 31, 2005, we incurred a net loss of $5,094,821 and had negative cash flow from operations of $4,997,983. Our ability to continue as a business in its present form is largely dependent on our ability to generate additional revenues, maintain our overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund 2006 operations through operating revenues, cash, cash equivalents and investment balances, and borrowings under our line of credit. As of December 31, 2005, we had $12.2 million in cash, cash equivalents and investments compared to $10.9 million at December 31, 2004.
      In December 2005, we entered into a loan and security agreement with Silicon Valley Bank. The agreement allows for a revolving line of credit and an equipment loan of up to $4.5 million. Borrowings under the loan agreement are collateralized by essentially all of our assets, excluding intangibles. At December 31, 2005, we had a $3,600,000 balance outstanding under the revolving line of credit.
      We incurred a net loss of $5.1 million for 2005. Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of the 2006 operations through operating revenue and our cash balances.
      Net cash used for operating activities in 2005 is principally the result of our net loss and an increase in accounts receivable. Net cash provided by operating activities in 2004 was generated by reducing our net loss and accounts receivable while increasing our accruals and other liabilities since our non-cash expense items exceeded our net loss.
      Net cash provided by investing activities in 2005 is primarily due to the cash received from the acquisition of Kanisa and proceeds from the sale of marketable securities. Net cash used in investing activities in 2004 was primarily attributable to the purchase of short-term investments. Net cash provided by investing activities in 2003 was primarily attributable to the sale of short-term investments offset by property and equipment acquisitions.
      Net cash provided by financing activities in 2005 was primarily due to the proceeds of borrowing against our line of credit with Silicon Valley Bank. Net cash provided by financing activities in 2004 was primarily due to the proceeds from the equity funding reduced by the repayment of borrowings under a revolving line of credit, which is now terminated. Net cash used in financing activities in 2003 was primarily due to the repayment of borrowings under a revolving line of credit.
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
Contractual Obligations
      As of December 31, 2005, we are obligated to make cash payments in connection with our capital leases, debt and operating leases. The effect of these obligations and commitments on our liquidity and cash flows in future periods are listed below. All of these arrangements require cash payments over varying periods of time. Some of these arrangements are cancelable on short notice and others require termination or severance payments as part of any early termination. Included in the table below are our contractual obligations as of December 31, 2005:

	Payments Due by Period

		Less Than	1-3	4-5
	Total	1 Year	Years	Years

	(In thousands)
Line of credit borrowing	$3,600	$3,600	$—	$—
Capital lease obligations	80	43	37	—
Operating lease obligations	1,191	561	528	102

Total contractual obligations	$4,871	$4,204	$565	$102

Off-Balance Sheet Arrangements
      We have no material off-balance sheet debt or other unrecorded obligations other than the items noted in the above table.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), a revision to SFAS 123. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under the Employee Stock Purchase Plan, stock options, restricted stock, restricted stock units and stock appreciation rights. SFAS 123R will require us to record compensation expense for SBP awards based on the fair value of the SBP awards. Under SFAS 123R, restricted stock and restricted stock units will generally be valued by reference to the market value of freely tradable shares of our common stock. Stock options, stock appreciation rights and shares issued under the Employee Stock Purchase Plan will generally be valued at fair value determined through an option valuation model, such as a lattice model or the Black-Scholes model (the model that we currently use for our footnote disclosure). SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective January 1, 2006. We expect the adoption of SFAS 123(R) to result in stock based compensation expense for existing options of approximately $1,243,000 in 2006.
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
Forward Looking Statements
      Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that statements contained in this report regarding our intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. We caution you that these forward-looking statements are not historical facts and are only estimates or predictions. Actual results may differ materially from those anticipated as a result of risks and uncertainties including, but not limited to, risks related to revenue expectations, our software strategy, fluctuations in customer demand, performance of outside distributors and resellers, use of the Web as a delivery vehicle for customer support solutions, risks resulting from new product introductions, integration of acquired products with current offerings, and customer acceptance of new products, rapid technological change, risks associated with competition, continued growth in the use of the Internet, our ability to retain and increase revenue from existing customers and to execute agreements with new customers, unforeseen expenses, our ability to attract and retain qualified personnel and to secure necessary financing for our operations and business development, and other market conditions and risks detailed from time to time in Item 1A “Risk Factors” or other filings that we may make with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information, or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 4% percent in 2005 and 9% in 2004. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations could potentially harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
      Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Our interest expense on our line of credit is sensitive to changes in the general level of United States interest rates, because the rate is not fixed.
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
      The following consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Knova Software, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Knova Software, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 9, 2006

Knova Software, Inc.
Consolidated Balance Sheets

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$6,730,766	$1,672,305
Marketable securities	5,461,016	9,266,461
Accounts receivable, less allowance for doubtful accounts of $126,111 at December 31, 2005 and $94,588 at December 31, 2004	6,442,391	2,529,081
Prepaid expenses and other current assets	780,546	513,072

Total current assets	19,414,719	13,980,919
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,518,027	1,510,616
Computer equipment	5,165,969	4,830,356

Total property and equipment	6,683,996	6,340,972
Less accumulated depreciation	(6,318,897)	(5,890,323)

Property and equipment, net	365,099	450,649
Intangible assets, net of amortization of $778,196 at December 31, 2005	4,603,995	—
Goodwill	14,484,947	2,323,791
Other noncurrent assets	123,111	197,611

Total noncurrent assets	19,577,152	2,972,051

Total assets	$38,991,871	$16,952,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	1,635,911	1,693,333
Accrued compensation and benefits	1,002,940	407,014
Deferred revenue — licenses	1,571,616	378,885
Deferred revenue — services	5,113,942	2,720,380
Accrued restructuring charges	261,252	—
Line of credit — short term	3,600,000	—
Current portion of capital lease obligations	39,636	34,211
Other current liabilities	794,942	571,919

Total current liabilities	14,020,239	5,805,742
Noncurrent deferred revenue	181,603	322,676
Other noncurrent liabilities	88,519	—
Capital lease obligations	35,454	60,961

Total liabilities	14,325,815	6,189,379
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000,000 shares authorized, 8,770,296 and 5,268,896 shares issued and 8,744,112 and 5,252,241 shares outstanding at December 31, 2005 and December 31, 2004, respectively	561,766	526,890
Additional paid in capital	100,997,498	83,360,602
Treasury stock, 26,184 and 16,655 shares at December 31, 2005 and December 31, 2004, respectively	(150,554)	(62,166)
Deferred compensation	(5,453)	(161,682)
Warrants	6,549,347	4,765,479
Accumulated other comprehensive income (loss)	(12,436)	513,759
Accumulated deficit	(83,274,112)	(78,179,291)

Total stockholders’ equity	24,666,056	10,763,591

Total liabilities and stockholders’ equity	$38,991,871	$16,952,970

The accompanying notes are an integral part of the consolidated financial statements.

Knova Software, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

Revenues
License	$8,957,479	$5,243,910	$4,934,345
Services	14,637,476	7,258,217	6,577,090

Total revenues	23,594,955	12,502,127	11,511,435
Cost of revenues
Cost of licenses	892,576	412,972	270,325
Cost of services	8,711,239	4,372,888	2,923,355

Total cost of revenues	9,603,815	4,785,860	3,193,680

Gross margin	13,991,140	7,716,267	8,317,755
Operating expenses
Sales and marketing	8,122,507	4,781,641	5,116,062
Research and development	5,664,487	2,197,588	1,961,959
General and administrative	3,939,076	2,402,891	2,119,126
Intangible assets amortization	256,850	—	146,746
Restructuring charges	1,355,350	—	(20,000)

Total operating expenses	19,338,270	9,382,120	9,323,893

Loss from operations	(5,347,130)	(1,665,853)	(1,006,138)
Other income (expense), net
Interest expense	(9,763)	(1,277,961)	(1,951,326)
Other, net	262,072	1,249,562	(21,841)

Other income (expense), net	252,309	(28,399)	(1,973,167)

Net loss	$(5,094,821)	$(1,694,252)	$(2,979,305)

Net loss per common share, basic and diluted	$(0.61)	$(0.33)	$(1.23)
Shares used in computing per share amounts	8,341,426	5,140,378	2,419,750
The accompanying notes are an integral part of the consolidated financial statements.

Knova Software, Inc.
Consolidated Statements of Stockholders’ Equity

								Accumulated
								Other
	Common Stock		Additional	Treasury Stock				Comprehensive		Total
			Paid-in			Deferred		Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Warrants	(Loss) Gain	Deficit	Equity

Balance at December 31, 2002	2,408,336	$246,845	$74,183,726	60,117	$(223,351)	$(9,548)	$1,414,564	$(36,819)	$(73,505,734)	$2,069,683
Exercise of stock options	9,060	—	(8,479)	(9,060)	33,660	—	—	—	—	25,181
Beneficial conversion feature of convertible notes	—	—	906,799	—	—	—	—	—	—	906,799
Expiration of warrants	—	—	1,368,164	—	—	—	(1,368,164)	—	—	—
Amortization of warrants	—	—	—	—	—	9,548	—	—	—	9,548
Issuance of stock under Employee Stock Purchase Plan	15,105	—	(17,602)	(15,105)	56,123	—	—	—	—	38,521
Comprehensive (loss) income:
Currency translation adjustment	—	—	—	—	—	—	—	36,819	—	36,819
Net loss	—	—	—	—	—	—	—	—	(2,979,305)	(2,979,305)

Total comprehensive (loss) income										(2,942,486)

Balance at December 31, 2003	2,432,501	246,845	76,432,608	35,952	(133,568)	—	46,400	—	(76,485,039)	107,246
Exercise of warrants and stock options	19,725	213	31,724	(17,600)	65,120	—	—	—	—	97,057
Beneficial conversion feature of convertible notes	—	—	232,672	—	—	—	—	—	—	232,672
Issuance of common stock and warrants, net of $574,000 of issuance costs	1,230,769	123,077	2,681,865	—	—	—	4,614,154	—	—	7,419,096
Issuance of warrants for settlement of lawsuit	—	—	—	—	—	—	104,925	—	—	104,925
Issuance of common stock related to note conversion	1,535,386	153,539	3,684,928	—	—	—	—	—	—	3,838,467
Stock based compensation awards	32,163	3,216	294,736	—	—	(297,952)	—	—	—	—
Stock based compensation expense	—	—	—	—	—	136,270	—	—	—	136,270
Issuance of stock under Employee Stock Purchase Plan	1,697	—	2,069	(1,697)	6,282	—	—	—	—	8,351
Comprehensive (loss) income:
Unrealized gain on short term investments	—	—	—	—	—	—	—	513,759	—	513,759
Net loss	—	—	—	—	—	—	—	—	(1,694,252)	(1,694,252)

Total comprehensive (loss) income										(1,180,493)

Balance at December 31, 2004	5,252,241	526,890	83,360,602	16,655	(62,166)	(161,682)	4,765,479	513,759	(78,179,291)	10,763,591
Exercise of stock options	2,140	—	(3,006)	(2,140)	10,970	—	—	—	—	7,964
Issuance of common stock for merger	3,501,400	35,014	17,261,902	—	—	—	—	—	—	17,296,916
Issuance of warrants for merger	—	—	—	—	—	—	1,759,153	—	—	1,759,153
Issuance of warrants to bank	—	—	—	—	—	—	24,715	—	—	24,715
Stock based compensation expense	—	—	382,549	—	—	121,392	—	—	—	503,941
Issuance of stock under Employee Stock Purchase Plan	2,115	—	(4,549)	(2,115)	10,841	—	—	—	—	6,292
Forfeiture of restricted stock	(13,784)	(138)	—	13,784	(110,199)	34,837	—	—	—	(75,500)
Comprehensive loss:
Unrealized loss on short term investments	—	—	—	—	—	—	—	(239,778)	—	(239,778)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(286,417)	—	(286,417)
Net loss	—	—	—	—	—	—	—	—	(5,094,821)	(5,094,821)

Total comprehensive loss										(5,621,016)

Balance at December 31, 2005	8,744,112	$561,766	$100,997,498	26,184	$(150,554)	$(5,453)	$6,549,347	$(12,436)	$(83,274,112)	$24,666,056

The accompanying notes are an integral part of the consolidated financial statements.

Knova Software, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net loss	$(5,094,821)	$(1,694,252)	$(2,979,305)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Non cash items:
Depreciation	430,353	316,267	801,195
Amortization of intangible assets	778,196	33,337	206,297
Cost of warrants issued	24,715	—	—
Cost of warrants in connection with lease settlement	—	104,925	—
Amortization of beneficial conversion feature related to convertible notes	—	1,162,150	1,429,603
Amortization of discount on convertible notes	—	50,196	115,341
Interest expense paid by issuing common stock	—	105,760	347,032
Provision for doubtful accounts	106,778	—	25,000
Stock based compensation	503,941	136,270	—
Forfeiture of restricted stock	(75,500)	—	—
Acquired in-process research and development	420,935	—	—
Other non-cash items	2,452	(7,362)	32,905
Non-cash portion of legal settlement	—	(850,000)	—
Gain on sale of investments	(286,417)	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,987,591)	819,198	(1,839,021)
Other assets	170,596	(230,132)	(7,354)
Accounts payable	(1,201,272)	594,355	(53,995)
Accrued compensation and benefits	(19,142)	132,576	114,440
Accrued restructuring charges	261,252	—	—
Deferred revenue	1,569,247	395,844	870,830
Other liabilities	(601,705)	116,156	(15,923)

Net cash (used in) provided by operating activities	(4,997,983)	1,185,288	(952,955)

Cash flows from investing activities
Purchases of marketable securities	(5,748,734)	(13,227,702)	—
Proceeds from sale of marketable securities	9,314,401	5,325,000	500,080
Proceeds from sale of assets	1,050	1,460	12,153
Acquisition costs for Kanisa merger	(561,653)	—	—
Cash acquired from Kanisa merger	3,779,427	—	—
Increase in restricted cash	—	(61,000)	—
Property and equipment acquisitions	(261,449)	(207,814)	(94,558)

Net cash provided by (used in) investing activities	6,523,042	(8,170,056)	417,675

Cash flows from financing activities
Repayments of principal of capital lease obligations	(80,854)	(32,332)	(38,500)
Proceeds from borrowings	3,600,000	—	250,000
Repayments of principal of revolving line of credit	—	(250,000)	(800,000)
Proceeds from equity funding, net of debt issuance costs	—	7,419,096	—
Proceeds from stock option exercises and employee stock purchase plan issuances	14,256	82,588	63,702

Net cash provided by (used in) financing activities	3,533,402	7,219,352	(524,798)

Effect of exchange rate changes on cash	—	—	36,598
Increase (decrease) in cash and cash equivalents	5,058,461	234,584	(1,023,480)
Cash and cash equivalents at beginning of year	1,672,305	1,437,721	2,461,201

Cash and cash equivalents at end of year	$6,730,766	$1,672,305	$1,437,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,763	$9,765	$14,613

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debt and accrued interest to common stock	$—	$3,838,467	$—
Exercise of warrants by bank	—	22,820	—
Issuance of warrants	1,783,868	—	—
Assets acquired under capital lease obligations	—	31,689	—
Expiration of warrants at no consideration	—	—	1,368,164
Unrealized gain (loss) on investments	(12,436)	513,759	—
Kanisa acquisition (Note 17)
The accompanying notes are an integral part of the consolidated financial statements.

Knova Software, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Note 1.	Organization of the Company
      Knova Software, Inc. (the “Company”) is a provider of customer relationship management (CRM) software applications, specifically applications that enable customer service organizations to more effectively resolve service requests and answer questions. Built on knowledge management and search technologies, the Company’s service resolution management (SRM) applications optimize the resolution process across multiple service channels, including contact centers, self-service websites, help desk, email and chat. The Company’s SRM applications complement, integrate with, and enhance traditional CRM, contact center, and help desk applications by providing patented knowledge management solutions that improve service delivery. The Company’s customers include some of the largest companies in the world and the Company’s products enable them to reduce operating and service delivery costs, improve customer satisfaction, and thereby increase revenues.
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
      On February 8, 2005, the Company combined with Kanisa Inc. (“Kanisa”) through the merger of a wholly owned subsidiary of the Company with and into Kanisa. Refer to Note 17.

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

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

License revenues
      License revenues include fees for perpetual and annual licenses. The Company recognizes revenues on perpetual license fees after a non-cancelable license agreement has been signed, the product has been delivered, the fee is fixed or determinable and collectible, and there is vendor-specific objective evidence to support the allocation of the total fee to elements of a multiple-element arrangement. Revenue for annual licenses and software lease licenses is recognized ratably over the period of the contract.

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
      Revenues for installation and training, implementation and system integration projects, and consulting services are primarily recognized as the services are performed.
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
Restricted Cash
      The Company has included $61,000 of restricted cash in other non-current assets. The restricted cash is held as a deposit for our Pittsburgh, Pennsylvania office lease.
Marketable securities, available for sale
      The Company considers all marketable securities as available-for-sale. Accordingly, these securities are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The securities consist of corporate bonds, government bonds, auction rate securities and common stock.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Impairment of long-lived assets
      On an ongoing basis, when there are indicators of impairment such as declining revenues or recurring losses, the Company evaluates the carrying value of long-lived assets, including identifiable intangible assets resulting from business acquisitions. If such indicators are apparent, the Company compares the carrying value of the assets to the estimated future undiscounted cash flows expected to be generated over the remaining life of the assets. If the undiscounted cash flows are less than the carrying value of the assets, the cash flows will be discounted to present value and the assets will be reduced to this amount. There were no impairments for the years ended December 31, 2005, 2004 and 2003.
Internal Use Computer Software
      The Company applies AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”). Accordingly, the Company capitalizes internal and external costs related to software and implementation services in connection with its internal use software systems.
Intangible Assets and Goodwill
      Intangible assets consist of goodwill, core technology and customer relationships purchased from Kanisa in February 2005. The core technology and customer relationships are being amortized over periods from five to seven years using the straight-line method.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and ceased amortization of goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and, at a minimum, annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds the estimated fair value. The Company performed an impairment review in the fourth quarters of 2005, 2004 and 2003 and concluded that no impairment loss was necessary.
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
      During 2005, no customers accounted for greater than 10% of total revenues. At December 31, 2005, two customers represented 35% of total trade accounts receivable. During 2004, two customers accounted for 12% and 9% of total revenues and 0% and 8% of total accounts receivable at December 31, 2004. During 2003, two customers accounted for a total of 12% and 7% of total revenues.
Capitalized Software
      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers provided recoverability is reasonably assured. The Company follows the “working model” approach, whereby technological feasibility is established at the time the Company has a beta customer. The Company releases updated products periodically soon after technological feasibility has been established for new enhancements. For 2005, 2004, and 2003, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying statements of operations.
Research and Development
      Research and development costs are charged to expense when incurred.
Advertising Costs
      Advertising and sales promotions are charged to expense during the period in which they are incurred. Total advertising and sales promotions expense for the years ended December 31, 2005, 2004, and 2003 were approximately $211,000, $157,000, and $119,000, respectively.
Stock Based Compensation
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. SFAS No. 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.
      The Company is required to adopt SFAS No. 123R effective as of January 1, 2006 and plans to utilize the modified prospective method of adoption, recognizing cost for all share-based payments granted after January 1, 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees under APB No. 25 using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R is expected to result in stock based compensation expense for existing options of approximately $1,243,000 in 2006. However, had the Company adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma earnings per share in the table below.

	2005	2004	2003

Net loss, as reported	$(5,094,821)	$(1,694,252)	$(2,979,305)
Add: stock based compensation expense included in reported net loss	503,941	136,270	—
Less: total stock based compensation expense under SFAS No. 123	(2,151,953)	(576,003)	(1,809,000)

Pro forma net loss	$(6,742,833)	$(2,133,985)	$(4,788,305)

Weighted average shares basic and diluted	8,341,426	5,140,378	2,419,750
Net loss per share, basic and diluted	$(0.81)	$(0.42)	$(1.98)
      The average fair value of the options granted is estimated at $4.07 in 2005, $5.80 in 2004 and $3.60 in 2003, on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2005	2004	2003

Volatility, annual rate	107%	150%	325%
Dividend yield	0.0%	0.0%	0.0%
Expected life, in years	6	3	3
Average risk-free interest rate	4.03%	2.82%	1.98%
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
Net Loss Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic and dilutive net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. All potentially dilutive securities have not been included in the calculation of net loss per share due to their anti-dilutive effect.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
Other Comprehensive Income (Loss)
      Other comprehensive income (loss) consists of net unrealized gains and losses from securities available-for-sale in 2005 and 2004 and foreign currency translation adjustments in 2003.
Impact of Recently Issued Accounting Standards
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB 107 on its implementation and adoption of SFAS 123R.
      In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 is effective for years beginning after December 15, 2005.
Liquidity and Capital Resources
      Historically, the Company has satisfied its cash requirements primarily through private placements of convertible preferred stock and common stock, an initial public offering and incurrence of debt. For the year ended December 31, 2005, the Company incurred a net loss of $5,094,821 and had negative cash flow from operations of $4,997,983. The Company’s ability to continue as a business in its present form is largely dependent on the Company’s ability to generate additional revenues, maintain its overall operating expenses and achieve profitability and positive cash flows. The Company believes that it has the ability to do so and plans to fund 2006 operations through operating revenues, cash, cash equivalents and investment balances and borrowings under its line of credit. As of December 31, 2005, the Company had $12.2 million in cash, cash equivalents and investments.

Note 3.	Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments consisting principally of cash and cash equivalents, short term investments, accounts receivable, payables and debt approximate their fair values at December 31, 2005 and 2004.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4.	Accounts Receivable
      Accounts receivable consist of the following:

	December 31,

	2005	2004

Billed receivables	$6,344,413	$2,623,669
Unbilled receivables	224,089	—

	6,568,502	2,623,669
Allowance for doubtful accounts	(126,111)	(94,588)

Total receivables	6,442,391	2,529,081

      Activity in the allowance for doubtful accounts is as follows:

Balance

Balance December 31, 2002	$170,998
Net charge to expense	25,000
Amounts written off	(95,998)

Balance December 31, 2003	100,000
Amounts written off	(5,412)

Balance December 31, 2004	94,588
Net charge to expense	106,778
Amounts written off	(75,255)

Balance December 31, 2005	$126,111

Note 5.	Intangible Assets and Goodwill
      Intangible assets consist of goodwill, core technology and customer relationships purchased from Kanisa in February 2005.

		December 31,

		2005			2004

	Amortization		Accumulated			Accumulated
Description	Period	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount

Kanisa core technology	7 years	$3,981,190	$521,346	$3,459,844	$—	$—	$—
Kanisa customer relationships	5 years	1,401,001	256,850	1,144,151	—	—	—

Total intangible assets		$5,382,191	$778,196	$4,603,995	$—	$—	$—

Goodwill				$14,484,947			$2,323,791

      Amortization expense was $778,196 and $33,337 for 2005 and 2004, respectively. As of December 31, 2005, expected amortization expense on existing intangibles for the next five year is as follows:

2006	$848,942
2007	848,942
2008	848,942
2009	848,942
2010	592,091

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 6.	Debt
Credit Facilities
      On December 21, 2005, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). The Agreement provides for the Bank to make advances to the Company until December 19, 2007, of up to $4,000,000 in the aggregate, as a revolving facility and to provide an equipment loan of up to $500,000. As part of the revolving loan, the Bank may issue up to $3,000,000 in aggregate of letters of credit, provide cash management services and provide entry into foreign exchange forward contracts. Pursuant to the Agreement, the loans will bear interest at the prime rate plus one-half to one percent, depending on the Company’s quick asset ratio. All loans under the Agreement will be due by December 19, 2007, unless accelerated or otherwise paid prior to that time. The Company’s obligations under the Agreement are secured by certain assets of the Company (excluding its intellectual property) and the Company has agreed not to pledge its intellectual property rights during the term of the loan. The Company is subject to customary affirmative and negative covenants under the Agreement, including restrictions on the ability to incur additional indebtedness and maintenance of a minimum tangible net worth. The Agreement includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the Bank may cease to provide advances. As of December 31, 2005, there was $3.6 million borrowed against the Agreement.
Convertible Notes
      On April 1, 2002, the Company signed a binding commitment letter for the sale of convertible notes. The closing of the transaction took place in two tranches on May 6 and June 19, 2002 with total proceeds of $2,975,000 being received, net of transaction costs of $275,000.
      The convertible notes were originally to mature 18 months from the closing date, bore interest at 10% per annum, and were convertible at any time at the option of the holder, into shares of the Company’s common stock at a conversion price of $3.00 per share. Interest was payable in cash or additional convertible notes, at the option of the Company. The convertible notes were senior unsecured obligations that ranked senior to all future subordinated indebtedness, pari passu to all existing and future senior, unsecured indebtedness and subordinated to all existing and future senior secured indebtedness. While the notes were outstanding, the Company was restricted from paying or declaring dividends on common stock, making any other distribution on common stock, or repurchasing or redeeming any shares of common stock.
      In accordance with EITF 00-27, Application of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” to Certain Convertible Instruments, the Company recognized in 2002 a beneficial conversion feature (“BCF”) in the aggregate amount of $2,225,000 as the difference between the market value of the Company’s common stock on the commitment date and the conversion price of the convertible notes, reduced for the investors’ transaction costs. The BCF was recorded as an increase in additional paid in capital and a discount on debt in the accompanying 2002 consolidated balance sheet. Additionally, the Company incurred total legal and other expenses of approximately $54,000 related to the transaction, which was also recorded as a discount on debt. The aggregate discount was being amortized as interest expense over the 18 month term of the convertible notes.
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

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
notes. The Company recognized additional BCF of $232,672 and $906,799 in 2004 and 2003, respectively, as a result of the amendment of the notes and payment of interest with additional convertible notes.
      On February 10, 2004, the notes were converted into common stock as part of the terms of an equity funding discussed in Note 8. Additional interest of $105,760 was paid in shares of stock in connection with the conversion.

Note 7.	Restructuring Charges
      During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive. As of December 31, 2005, $261,252 in severance costs remain to be paid to terminated employees over the next year.

Note 8.	Capital Stock
Common Stock and Preferred Stock
      The Company has two classes of capital stock consisting of common stock and preferred stock. As of December 31, 2005, a total of 50,000,000 shares were authorized for common stock and 5,000,000 shares were authorized for preferred stock.
      The Company has reserved 3,158,799 shares of common stock as of December 31, 2005. Of this total, 2,090,514 shares are reserved for exercise of stock options and 1,068,285 shares are reserved for exercise of warrants.
      There are no shares of preferred stock outstanding as of December 31, 2005.
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

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 9.	Stock Option Plan
      Effective April 2000, the Company’s Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the “Plan”) which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the “1996 Plan”). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. In May 2005, the Company’s stockholders approved amendments to the 2000 Stock Incentive Plan to: (i) increase the maximum aggregate number of shares of common stock available for issuance thereunder from 1,240,817 to 2,453,387 shares and to reserve an additional 1,212,570 shares of common stock for issuance in connection with awards granted or to be granted under the Plan; (ii) approve an increase in the grant limit under the Plan from 100,000 to 500,000 shares per participant per fiscal year; and (iii) change the name of the Plan to “Knova Software, Inc. 2000 Stock Incentive Plan.” The maximum aggregate number of shares of the Company’s Common Stock that may be subject to grants made under the Plan is increased by any shares of Common Stock covered by any unexercised portion of stock options granted under the 1996 Plan that terminate after April 11, 2005, and also by an automatic annual increase on the first day of each fiscal year of the Company beginning on or after January 1, 2006 and ending on or before December 31, 2010 equal to the lesser of (i) 100,000 shares, (ii) 6.25% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Company’s Board of Directors.
      Management and the Board of Directors determined the exercise price of incentive stock options for the period from April 2000 through the Company’s initial public offering in August 2000 (“IPO”). After the IPO, the exercise price of incentive stock options is the closing market price of the Company’s Common Stock on the date of the grant. The Board of Directors also determines the exercise price of nonqualified options. Options generally vest over a four-year period, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During 2005 and 2004, the Company recorded $503,941 and $136,220 in stock based compensation expenses related to restricted stock grants to executives and granting options at less than market price.
      The following table summarizes option activity for the years ended December 31, 2005, 2004, and 2003:

	Options	Option Price			Weighted Average
	Outstanding	Range per Share			Exercise Price

Options outstanding, December 31, 2002	556,830	$2.40	-	$70.00	$5.06
Options granted	97,046	$2.60	-	$7.00	$3.64
Options exercised	(9,060)	$2.60	-	$4.50	$3.62
Options forfeited	(68,045)	$2.60	-	$25.00	$4.39

Options outstanding, December 31, 2003	576,771	$2.50	-	$70.00	$4.71
Options granted	380,445	$4.09	-	$8.19	$5.79
Options exercised	(17,600)	$2.60	-	$4.50	$4.21
Options forfeited	(72,567)	$2.60	-	$51.25	$5.89

Options outstanding, December 31, 2004	867,049	$2.50	-	$70.00	$5.10
Options granted	1,550,190	$2.75	-	$4.60	$4.07
Options exercised	(2,140)	$2.60	-	$3.80	$3.72
Options forfeited	(324,585)	$2.60	-	$6.99	$4.67

Options outstanding, December 31, 2005	2,090,514	$2.50	-	$70.00	$4.37

Options exercisable, December 31, 2005	880,009	$2.50	-	$70.00	$4.81

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The options outstanding as of December 31, 2005 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Exercisable

	Options Outstanding	Weighted Average		Exercisable as of
	as of December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$0.000 - $ 2.50	95,000	3.3	$2.50	95,000	$2.50
$ 2.51 - $ 3.50	271,885	7.8	$3.09	108,944	$2.91
$ 3.51 - $ 4.00	565,354	7.8	$3.80	172,560	$3.96
$ 4.01 - $ 5.90	980,202	8.4	$4.54	343,331	$4.75
$ 5.91 - $ 6.00	140,498	6.2	$5.99	123,248	$5.99
$ 6.01 - $ 6.90	800	6.3	$6.63	800	$6.63
$ 6.91 - $11.00	17,678	4.1	$9.91	17,028	$9.98
$11.01 - $28.00	10,838	3.4	$19.81	10,838	$19.81
$28.01 - $35.00	8,000	3.0	$28.12	8,000	$28.12
$35.01 - $70.00	259	2.9	$49.12	260	$49.08

	2,090,514	7.7	$4.37	880,009	$4.81

Employee Stock Purchase Plan
      In May 2000, the Company adopted the Employee Stock Purchase Plan (ESPP). Under the terms of the ESPP, the Company is authorized to issue up to 50,000 shares of common stock, plus annual increases, as defined by the plan document. The ESPP enables employees to purchase shares of the Company’s common stock at a discounted price through after-tax payroll deductions. Shares are offered to employees in six month offering periods. Eligible employees elect to have deducted from 1% to 15% of their base compensation. The amounts deducted can be used to purchase the Company’s common stock at the lesser of 85% of the fair value on the first day of the offering period or 85% of the fair value on last day of the offering period (purchase date). As of December 31, 2005, the Company has discontinued the plan.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 10.	Warrants
      The following table summarizes warrant activity for the years ended December 31, 2005, 2004 and 2003:

	Warrants	Warrant Price
	Outstanding	Range per Share

Balance, December 31, 2002	66,529	$4.60 - $90.00
Warrants granted	—
Warrants exercised	—
Warrants expired	(50,047)	$15.00 - $70.00

Balance, December 31, 2003	16,482	$4.60 - $37.50
Warrants granted	627,883	$7.20 - $ 8.39
Warrants exercised	(5,000)	$4.59
Warrants expired	(3,481)	$37.50

Balance, December 31, 2004	635,884	$7.20 - $37.50
Warrants granted	432,401	$7.20
Warrants exercised	—
Warrants expired	—

Balance, December 31, 2005	1,068,285	$7.20 - $37.50

      The valuation of warrants was calculated using the Black-Scholes pricing model. The holders of the warrants have the right to exercise their warrants for shares of the Company’s common stock at anytime until the expiration of the warrant. Expiration dates of the warrants are as follows:

Warrants	Warrant Price
Outstanding	per Share	Expiration Date

1,047,785	$7.20	1/30/09
8,000	$37.50	12/10/06
12,500	$8.40	1/16/07

1,068,285

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 11.	Capital and Operating Leases
      The Company has several capital and operating leases covering office space and certain equipment. Future minimum lease payments due under noncancelable capital and operating leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases

2006	$42,920	$561,186
2007	18,996	285,975
2008	18,499	241,653
2009	—	102,137
Thereafter	—	—

Total minimum lease payments	$80,415	$1,190,951

Less amount representing interest	5,325

Present value of capital lease obligations	75,090
Less current maturities	39,636

Non current capital lease obligations	$35,454

      The current operating leases contain an escalation clause, which has been straight-lined over the life of the lease.
      Total rent expense under all operating leases amounted to $468,611, $216,472 and $295,922 in 2005, 2004 and 2003, respectively.

Note 12.	Income Taxes
      A reconciliation of the provision for income taxes computed by applying the U.S. federal statutory rate of 34% to the loss before income taxes is as follows:

	Year Ended December 31,

	2005	2004	2003

Income tax benefit computed at statutory federal income tax rate	$(1,732,239)	$(576,046)	$(1,012,964)
State income taxes, net of federal tax benefit	(302,632)	(100,639)	(176,971)
Other (principally meals and entertainment)	47,026	35,882	15,640
Research tax credit	166,337	75,790	75,790
Foreign loss	—	—	166,952
Deferred tax asset valuation allowance	1,821,508	565,013	931,553

Total benefit for income taxes	$—	$—	$—

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	December 31,

	2005	2004

Deferred tax assets (liabilities)
Accounts receivable	$50,000	$38,000
Accrued vacation	118,000	—
Property and equipment	183,000	72,000
Intangible assets and goodwill	(1,790,000)	57,000
Deferred license revenue	(622,000)	(149,000)
Stock based compensation	201,000	—
Net operating loss carryforwards	35,513,000	26,490,000
Research tax credit carryforwards	1,326,000	1,049,000

Total net deferred tax assets	34,979,000	27,557,000
Valuation allowance	(34,979,000)	(27,557,000)

Net deferred tax asset	$—	$—

      Management has recorded a valuation allowance against the net deferred tax asset until such time that the Company demonstrates an ability to generate taxable income on a consistent basis.
      At December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $88,782,000, which expire between 2010-2025. Utilization of certain net operating loss carryforwards is subject to limitation under Section 382 of the Internal Revenue Code.

Note 13.	Net Loss Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2005	2004	2003

Numerator:
Net loss	$(5,094,821)	$(1,694,252)	$(2,979,305)
Denominator:
Weighted average shares	8,341,426	5,140,378	2,419,750
Net loss per share, basic and diluted	$(0.61)	$(0.33)	$(1.23)
      Dilutive securities include convertible notes, options and warrants as if converted. Potentially dilutive securities totaling 3,158,798, 1,502,931 and 2,076,460 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,398,126, 912,105, and 94,824 for the years ended December 31, 2005, 2004, and 2003 respectively.

Note 14.	Retirement Plan
      The Company has a 401(k) profit sharing plan (the “Plan”) covering all of its employees subject to certain age and service requirements. Under provisions of the Plan, participants may contribute up to 15% of their eligible compensation to the Plan. The Company contributed $42,465, $78,995 and $26,952 in matching contributions to the Plan in 2005, 2004 and 2003, respectively. The Company no longer matches contributions as of June 1, 2005.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 15.	Segment Reporting
      The Company has only one business segment.

Geographic Information

	Year Ended December 31,

	2005		2004
					2003
		Long-Lived		Long-Lived
	Revenues(a)	Assets(b)	Revenues(a)	Assets(b)	Revenues(a)

United States	$22,686,387	$365,099	$11,430,354	$450,649	$10,716,304
International	908,568	—	1,071,773	—	795,131

Total	$23,594,955	$365,099	$12,502,127	$450,649	$11,511,435

(a)	Revenues are attributed to the United States and International based on customer location.

(b)	Long-lived assets include non-current tangible assets of the Company.

Note 16.	Related Party Transactions
      The Company’s investments are held in an account with an investment firm that is related to a director of the Company and his affiliated entities, who collectively own more than 25% of the Company’s stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At December 31, 2005 and 2004, the cash balance with this investment firm was $89,418 and $64,926, respectively. The maximum balance in the cash and investment accounts during 2005 and 2004 was $9,152,392 and $9,331,387, respectively.
      Marketable securities consist of investments in bond and stock mutual funds, and commercial paper. At December 31, 2005, the historical cost, gross unrealized gains and losses, and fair value of the securities were as follows:

		Gross	Gross
	Historical	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Corporate bonds	$1,210,815	$—	$(4,936)	$1,205,879
Government bonds	1,006,389	—	(7,500)	998,889
Auction rate securities	3,256,248	—	—	3,256,248

Total current available for sale securities	$5,473,452	$—	$(12,436)	$5,461,016

      At December 31, 2004, the historical cost, gross unrealized gains and losses, and fair value of the securities were as follows:

		Gross	Gross
	Historical	Unrealized	Unrealized
	Cost	Gains	Loss	Fair Value

Common stock	$850,000	$553,933	$—	1,403,933
Corporate bonds	815,550	—	(35,174)	780,376
Government bonds	1,005,111	—	(5,000)	1,000,111
Auction rate securities	6,082,041	—	—	6,082,041

Total current available for sale securities	$8,752,702	$553,933	$(40,174)	$9,266,461

      Of the total amount of $3,732,713 of convertible notes issued as of December 31, 2003, convertible notes with an aggregate principal amount of $3,029,531 were owned by a director of the Company and his affiliated

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
entities, who collectively owned approximately 20% of the Company’s stock prior to the acquisition of convertible notes. Refer to Note 6.
      An investment firm that is related to a director of the Company served as one of the placement agents in connection with the private placement, which occurred in January 2004, of an aggregate of 1,230,769 shares of the Company’s common stock and warrants to purchase up to an aggregate of 615,385 shares of common stock. In connection with the private placement, the investment firm received a placement fee of $240,000. Affiliates of the investment firm purchased $455,000 of units in the private placement. In addition, entities with respect to which the director has or shares voting power purchased $162,500 of units in the private placement.

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
      Pursuant to the Merger, the Kanisa stockholders received a total of 3,501,400 shares of $.01 par value common stock of the Company, which represented 40% of post-merger common stock outstanding. Warrants to purchase an additional 423,923 shares of common stock at an exercise price of $7.20 per share were issued to the Kanisa stockholders. These warrants will expire in January 2009. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Volatility	142.67%
Risk-free interest rate	3.4%
Dividend yield	—
Expected life	4 years
      Based on this methodology, the warrants were valued at approximately $4.13 each, resulting in a total value of approximately $1,759,000.
      The results of operations of Kanisa have been included in the Company’s consolidated results from the date of acquisition, February 8, 2005.
      The following table summarizes the allocation of the total purchase price (consisting of approximately $17,297,000 for the common stock issued to Kanisa stockholders, approximately $1,759,000 for the warrants

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)
issued to the Kanisa stockholders and acquisition costs of approximately $561,000) to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Cash and cash equivalents	$3,779
Accounts receivable	2,032
Prepaid expenses and other current assets	364
Equipment	87
Intangible assets:
Core and developed technologies	3,981
Acquired in-process research and development	421
Customer contracts/customer relationships	1,401
Goodwill	12,161
Accounts payable	(1,144)
Accrued compensation and benefits	(614)
Other current liabilities	(913)
Deferred revenues	(1,876)
Capital lease obligations and other long term liabilities	(62)

Net assets acquired	$19,617

      The Company expensed the acquired in-process research and development in the first quarter of 2005. The core and developed technologies of $4.0 million were assigned a useful life of 7 years and the customer contracts/customer relationships of $1.4 million were assigned a useful life of 5 years. These intangible assets are being amortized using the straight-line method over their estimated useful lives.
      An investment firm, of which a Director of the Company is an affiliate, received $350,000 in consulting fees for assistance with the acquisition. These fees are included in the acquisition costs.
      The merger contemplated a name change for the Company. Effective as of May 27, 2005, the Company’s name was changed to “Knova Software, Inc.”.
Pro forma results
      The following pro forma results of operations reflect the combined results of the Company and Kanisa as if the combination occurred at the beginning of each of the applicable periods. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Kanisa for the periods January 1, 2005 through February 7, 2005 and the year ended December 31, 2004.

	For the Year Ended December 31,

	2005	2004

Revenues	$23,999,224	$23,586,097
Net loss	$(6,018,372)	$(12,035,534)
Net loss per share	$(0.72)	$(1.38)
Shares used in per share calculation	8,341,426	8,720,094
      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed dates and periods presented. The actual results for the year ended December 31, 2005 include the results for Kanisa from February 8, 2005 through December 31, 2005.

Knova Software, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 18.	Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended December 31, 2005
Revenues	$3,699,843	$7,341,560	$5,719,254	$6,834,299
Gross margin	1,908,980	4,864,260	3,306,777	3,911,123
Net (loss) income	(3,508,421)	63,757	(940,190)	(709,967)
Net (loss) income per common share, basic	(0.49)	0.01	(0.11)	(0.08)
Net (loss) income per common share, diluted	(0.49)	0.01	(0.11)	(0.08)
Year ended December 31, 2004
Revenues	$1,836,774	$3,887,372	$3,973,360	$2,804,620
Gross margin	1,000,927	2,880,608	2,363,799	1,470,933
Net (loss) income	(2,709,705)	163,450	199,991	652,012
Net (loss) income per common share, basic	0.55	0.03	0.04	0.12
Net (loss) income per common share, diluted	—	0.03	0.04	0.12
      On February 8, 2005, the Company combined with Kanisa, Inc. Refer to Note 17.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
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
      (b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table identifies our current executive officers and directors and their ages as of March 15, 2006:

Name	Age	Capacities in which Served

Bruce Armstrong	44	President, Chief Executive Officer and Director
Kent Heyman	50	Director (Chairman of the Board)
David Schwab	48	Director
Thomas Shanahan	59	Director
Thomas Unterberg	75	Director
Timothy Wallace	48	Director
Mark Angel	47	Chief Technology Officer
Thomas Muise	46	Chief Financial Officer and Treasurer
Frank Lauletta	36	General Counsel and Secretary
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
      David Schwab joined our board of directors in February 2005. As a Class II Director, Mr. Schwab’s term in office will expire in 2008. Mr. Schwab is currently a general partner at Sierra Ventures, a private venture capital firm located in Menlo Park, California, which focuses its investments on early and pre-public communications, software and Internet related content and infrastructure companies. He serves on the boards of Micromuse, Inc. (NASDAQ: MUSE) and privately held Addamark, CrossLogix, Inc., Motiva, Inc., SeeCommerce, Inc., Tightlink, Corp., and Ventaso. Mr. Schwab began his professional career in 1979 as a software engineer and engineering manager for five years at Lockheed Corporation. After attending Harvard Business School, from 1986 through 1991, he worked in sales and sales management at Sun Microsystems. Mr. Schwab co-founded Scopus Technology, Inc. (NASDAQ: SCOP) in 1991, a provider of client/server software systems for the customer information management market. During his five years at Scopus, Mr. Schwab served as vice president of sales and vice president of application development. Mr. Schwab holds an MBA degree from Harvard Business School, two graduate engineering degrees from Stanford University, and an undergraduate degree from UC San Diego.
      Thomas P. Shanahan joined our board of directors in February 2005. As a Class III Director, Mr. Shanahan’s term in office will expire in 2006. Mr. Shanahan has served as a general partner for Needham Capital Partners in Menlo Park, California since January 2002. Prior to Needham Capital Partners, Mr. Shanahan served as co-founder, chief financial officer and director for Agile Software Corporation, a provider of supply chain management software, from December 1997 to December 2001. From 1992 to 1997, he served as chief financial officer for several companies including Digital Generation Systems, Inc, a digital distribution services company, and Sherpa Corporation, a product data management software company. Mr. Shanahan holds an MBA degree from Harvard University and a B.A. from Stanford University. He currently is a member of the board of directors of diCarta, Inc.
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
      Timothy Wallace joined our board of directors in 1994. As a Class II Director, Mr. Wallace’s term in office will expire in 2008. Mr. Wallace currently is the chairman and chief executive officer of Full Tilt Solutions, a business-to-business software company, which he joined in January 2000. Prior to Full Tilt, Mr. Wallace was the president and chief executive officer of Xerox Connect, a network integration technology company from May 1998 through December 1999. From 1996 until May 1998, Mr. Wallace was the president, chief executive officer and a director of XLConnect Solutions, which he founded. Xerox Connect acquired XLConnect in May 1998. From 1991 to 1996, Mr. Wallace was the vice president of professional services of The Future Now, a national systems integration company. Mr. Wallace received a Bachelor of Science degree in business administration from Indiana University of Pennsylvania and a master’s degree in business administration from Miami University of Ohio.

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
      Thomas Muise has served as our chief financial officer since June 2005. Mr. Muise was self-employed as a CFO consultant from October 2003 until June 2005. From February 2001 until September 2003, Mr. Muise was chief financial officer and vice president of operations of Embrace Networks, an enterprise software platform provider. From December 1999 until January 2001, he served as chief financial officer and vice president of finance of Solopoint, a provider of marketing technologies and communications services for the broadband market. Mr. Muise served as senior director, corporate financial planning, analysis and systems for Synopsys, a supplier of electronic design automation, from 1998 to 1999 and served in various finance positions for Tandem Computers, from 1986 to 1998, last serving as director of finance, nonstop software business unit from 1996 to 1998. Mr. Muise holds an MBA degree with distinction from the University of Michigan and a bachelor of science in economics from Bowling Green State University.
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
      Based on our review of the copies of such forms received by us with respect to transactions during 2005, or written representations from reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with on a timely basis except that our new chief financial officer, Thomas Muise, filed his initial Form 3 one day late.
Code of Ethics
      We have adopted a Corporate Code of Conduct and Ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.knova.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Frank Lauletta, Knova Software, Inc., 10201 Torre Avenue, Suite 350, Cupertino, CA 95014. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Item 11.	Executive Compensation
      The following table shows, for the fiscal years ended December 31, 2005, 2004, and 2003, the cash compensation paid by us, as well as certain other compensation paid or accrued for such year, to our chief executive officer and other executive officers during 2005. Such table also indicates all capacities in which they served.

					Long Term
		Annual Compensation			Compensation Awards

				Other Annual	Restricted
		Salary	Bonus	Compensation	Stock
Name and Principal Position	Year	($)	($)	($)	Awards ($)	Options (#)

Bruce Armstrong, president and chief executive officer(1)	2005	223,958	86,844	—	—	445,000

Thomas Muise, chief financial officer and treasurer(2)	2005	91,538	—	—	—	88,000

Mark Angel, chief technology officer(3)	2005	156,771	26,857	—	—	220,000

Frank Lauletta, general counsel and secretary(4)	2005	120,000	156,910	—	—	—

	2004			—	—	13,000

	2003			—	—	9,000

Kent Heyman, president and chief executive officer (5) and chairman of the board	2005	23,438	—	214,763	—	—

	2004	225,000	42,500	16,450	147,115	800,000

	2003	226,173	—	14,606	—	—

(1)	As Mr. Armstrong was first employed by us as of the merger with Kanisa on February 8, 2005, the compensation shown for him is for the period from and after February 8, 2005.

(2)	As Mr. Muise was first employed by us as of June 23, 2005, the compensation shown for him is for the period from and after June 23, 2005.

(3)	As Mr. Angel was first employed by us as of the merger with Kanisa on February 8, 2005, the compensation shown for him is for the period from and after February 8, 2005.

(4)	Mr. Lauletta’s bonus was related to the successful settlement of a patent infringement lawsuit.

(5)	Mr. Heyman served as our chief executive officer until the merger with Kanisa on February 8, 2005 and now serves as non-executive chairman of the board effective February 2005. All compensation paid after February 8, 2005 is listed as Other Annual Compensation, which represents compensation earned under his consulting agreement disclosed under “Employment Agreements and Change of Control Arrangements”.
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

Compensation Committee Interlocks and Insider Participation
      As of December 31, 2005, our compensation committee consisted of Thomas Shanahan, Thomas Unterberg and Timothy Wallace. None of the members of our compensation committee has ever been an officer or employee of our company. None of our executive officers has served or serves as a member of our compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee. There are no, and during 2005 there were no, compensation committee interlocks.
Employment Agreements and Change of Control Arrangements
      Bruce Armstrong — In connection with the merger with Kanisa on February 8, 2005, we assumed the employment agreement between Bruce Armstrong and Kanisa under which Mr. Armstrong is to serve as our president and chief executive officer. Under the provisions of Mr. Armstrong’s employment agreement, Mr. Armstrong is entitled to a base salary of $250,000 per year with a target bonus of $100,000 per year. Mr. Armstrong receives monthly draws against his annual bonus up to $75,000 for each year and the draws are recoverable only against bonus entitlements. Mr. Armstrong is also entitled to participate in all of our standard benefit plans. The employment agreement provides for employment at will. Under his employment agreement, if Mr. Armstrong’s employment is terminated by us without cause or by Mr. Armstrong for good reason (as such terms are defined therein), Mr. Armstrong is entitled to a severance package equal to one year’s base salary plus 100% of his annual bonus, all of Mr. Armstrong’s stock options will vest and he will have 12 months following such termination to exercise his stock options.
      Thomas Muise — On June 23, 2005, we entered into an employment agreement with Thomas J. Muise under which Mr. Muise is to serve as our chief financial officer. Under the provisions of Mr. Muise’s employment agreement, Mr. Muise is entitled to a base salary of $175,000 per year with a target bonus of $52,500 per year. In addition, Mr. Muise has been granted options to purchase 88,000 shares of stock with vesting 25% after one year and monthly thereafter over 36 months. Mr. Muise is also entitled to participate in all of our standard benefit plans. The employment agreement provides for employment at will. Under his employment agreement, Mr. Muise is entitled to severance pay for six months or until he obtains other full-time employment, whichever comes first, if his employment is terminated by us without cause or by Mr. Muise for good reason.
      Mark Angel — In connection with the merger with Kanisa on February 8, 2005, we assumed the employment agreement between Mark Angel and Kanisa under which Mr. Angel is to serve as our chief technology officer. Under the provisions of Mr. Angel’s employment agreement, Mr. Angel is entitled to a base salary of $175,000 per year with a target bonus of $50,000 per year with bonus amounts payable quarterly. Mr. Angel is also entitled to participate in all of our standard benefit plans. The employment agreement provides for employment at will. Under his employment agreement, if Mr. Angel’s employment is terminated by us without cause or by Mr. Angel for good reason (as such terms are defined therein), Mr. Angel is entitled to a severance package equal to one year’s base salary plus 100% of his annual bonus, all of Mr. Angel’s stock options will vest and he will have 12 months following such termination to exercise his stock options.
      Kent Heyman — In connection with the merger with Kanisa on February 8, 2005, we entered into an agreement with Kent Heyman, replacing Mr. Heyman’s previous employment agreement with us. Under the agreement, Mr. Heyman will serve as our non-executive chairman of the board until his resignation or removal. Mr. Heyman will receive his current salary of $225,000 per year and benefits until December 31, 2006. Mr. Heyman will also receive an additional $12,000 per year so long as the agreement remains in effect. In January 2006, Mr. Heyman was paid $100,000, which represented his bonus commitment for 2005 and 2006. All of Mr. Heyman’s stock options for the purchase of our common stock vested upon the execution of the agreement and Mr. Heyman will be entitled to exercise his stock options at any time during the term of the agreement. The consulting agreement expires on the second anniversary following Mr. Heyman’s resignation or removal as a member of our board of directors.

Option Grants in Last Fiscal Year
      The table below sets forth information regarding all stock options granted in the 2005 fiscal year under our stock option plans to our executive officers named in the Summary Compensation Table above.

	Number of	% of Total
	Securities	Options
	Underlying	Granted to		Market Price or
	Options	Employees in	Exercise	Fair Value on	Expiration
	Granted	Fiscal Year	Price	Date of Grant	Date

						)
						Potential Realized
						Value at Assumed
						Annual Rates of Stock
						Price Appreciation(1
Bruce Armstrong	270,000	17.4%	$4.60	$4.60	2/15/2015	$781,087	$1,979,428
Bruce Armstrong	175,000	11.3%	$3.70	$3.70	4/14/2015	$407,209	$1,031,948
Thomas Muise	88,000	5.7%	$3.70	$3.70	6/23/2015	$204,768	$518,923
Mark Angel	170,000	11.0%	$4.60	$4.60	2/15/2015	$491,796	$1,246,307
Mark Angel	50,000	3.2%	$3.70	$3.70	4/14/2015	$116,346	$294,842
Frank Lauletta	—	N/A	N/A	N/A	N/A	N/A	N/A
Kent Heyman	—	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of our stock.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      The following table shows aggregate exercises of options during 2005 and the values of options held as of December 31, 2005, by our executive officers named in the Summary Compensation Table above.

			Number of	Value of Unexercised
			Unexercised Options	In-The-Money Options
			December 31, 2005	December 31, 2005
	Shares Acquired on		Exercisable (E)/	Exercisable (E)/
	Exercise	Value Realized	Unexercisable (U)	Unexercisable (U)

Bruce Armstrong	—	—	112,500 E	$	— E
			332,500 U	$	— U
Thomas Muise	—	—	— E	$	— E
			88,000 U	$	— U
Mark Angel	—	—	70,833 E	$	— E
			149,167 U	$	— U
Frank Lauletta	—	—	12,250 E	$	— E
			9,750 U	$	— U
Kent Heyman	—	—	210,000 E		$2,500 E
			— U		U

(1)	Amounts shown are based upon the closing sale price for our common stock on December 31, 2005, which was $2.55 per share.
Compensation of Directors
      Our directors do not receive any cash compensation for their services as directors, but we reimburse directors for reasonable and necessary expenses incurred in connection with attendance at meetings of our board of directors and other company business. In December 2005, pursuant to our 2000 Stock Incentive Plan, we granted to one of our outside directors options to purchase 10,000 shares of our common stock. The exercise price of these options is $3.05 per share, and vest over a period of 24 months.

      From time to time, members of our board of directors have previously been granted options to purchase shares of our common stock. See “Security Ownership of Management and Certain Beneficial Owners” for disclosure of vested options held by each director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth, as of March 17, 2006 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by each director, by each executive officer named in the above compensation table, by all current executive officers and directors as a group and by each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

	Number of Shares		Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)		Outstanding(2)

(i) Certain Beneficial Owners:
C.E. Unterberg Towbin Holdings, Inc.	1,966,918	(3)	22.4%
350 Madison Avenue New York, NY 10017
Needham Capital Management, LLC	1,859,927	(4)	20.8%
445 Park Avenue New York, NY 10022
Meritech Capital Partners II, L.P.	565,149	(5)	6.4%
285 Hamilton Avenue, Suite 200 Palo Alto, CA 94301
Sierra Ventures	475,842	(6)	5.4%
2884 Sand Hill Road, Suite 100 Menlo Park, CA 94025
(ii) Directors and executive officers:
Bruce Armstrong, president, chief executive officer and director	186,978	(7)	2.1%
Kent Heyman, chairman of the board	228,379	(8)	2.6%
David Schwab, director	—	(9)	—
Thomas Shanahan, director	—	(10)	—
Thomas Unterberg, director	332,603	(11)	3.8%
Timothy Wallace, director	71,903	(12)	*
Thomas Muise, chief financial officer and secretary	—	(13)	—
Mark Angel, chief technology officer	106,249	(14)	1.2%
Frank Lauletta, general counsel	18,750	(15)	*
(iii) All directors and current executive officers as a group (9 persons)	944,862	(16)	10.1%

*	Less than 1%.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the person and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage of ownership for each holder is based on 8,744,116 shares of common stock outstanding on March 17, 2006, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder which will become exercisable within 60 days after the date of this report.

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

(6)	Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006, by Sierra Ventures VI, L.P., SV Associates VI, L.P., Sierra Ventures VII, L.P. and Sierra Ventures Associates VII, LLC. Sierra Ventures VI, L.P. holds 131,642 shares of common stock and warrants to purchase an additional 15,938 shares. SV Associates VI, L.P. is the general partner of Sierra Ventures, VI, L.P. Sierra Ventures VII, L.P. holds 292,811 shares of common stock and warrants to purchase an additional 35,451 shares. Sierra Ventures Associates VII, LLC is the general partner of Sierra Ventures VII, L.P.

(7)	Mr. Armstrong’s shares consist of 186,978 shares of our common stock underlying options which are presently exercisable or which will become exercisable within 60 days after the day of this report.

(8)	Mr. Heyman’s shares include 210,000 shares of our common stock underlying options which are presently exercisable.

(9)	Mr. Schwab is a general partner of SV Associates VI, L.P., which is the sole general partner of Sierra Ventures VI, L.P. Sierra Ventures VI, L.P. holds 131,642 shares of common stock and warrants to purchase an additional 15,938 shares. Mr. Schwab disclaims beneficial ownership of the shares of common stock held by Sierra Ventures VI, L.P. (and deemed beneficially owned by SV Associates VI, L.P.), except to the extent of any pecuniary interest therein. Mr. Schwab is a general partner of Sierra Ventures Associates VII, L.L.C., which is the sole general partner of Sierra Ventures VII, L.P. Sierra Ventures VII, L.P. holds 292,811 shares of common stock and warrants to purchase an additional 35,451 shares. Mr. Schwab disclaims beneficial ownership of the shares of common stock held by Sierra Ventures VII, L.P. (and deemed beneficially owned by Sierra Ventures Associates VII, L.L.C.), except to the extent of any pecuniary interest therein.

(10)	See footnote (4) above.

(11)	Information is based on information provided by the beneficial owner as of December 31, 2004, and assumes no changes in beneficial ownership since that time. Includes 117,028 shares (including warrants exercisable for 12,500 shares of our common stock) owned by the following entities with respect to which Mr. Unterberg has or shares voting power: Marjorie and Clarence E. Unterberg Foundation, Inc., Bella and Israel Unterberg Foundation, Inc., Ellen U. Celli Family Trust and Emily U. Satloff Family Trust. Mr. Unterberg disclaims beneficial ownership of shares of common stock and warrants owned by C.E. Unterberg Towbin, Holdings, Inc., other entities in which he is a member or partner and their affiliates except as to his proportionate interest in such entities. Includes options to purchase 40,162 shares owned by Mr. Unterberg. Excludes 1,250 shares of our common stock owned by Mr. Unterberg’s wife, as to which Mr. Unterberg disclaims beneficial ownership.

(12)	Mr. Wallace’s shares include 71,833 shares of our common stock underlying options which are presently exercisable or which will become exercisable within 60 days after the day of this report.

(13)	Mr. Muise will not have any vested interest in his options until June 2006.

(14)	Mr. Angel’s ownership includes 106,249 shares of our common stock underlying options which are presently exercisable or which will become exercisable within 60 days after the day of this report.

(15)	Mr. Lauletta’s shares include 18,750 shares of our common stock underlying options which are presently exercisable.

(16)	See Notes 7 through 15.

Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2005:

			Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for
	Issued upon Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options, Warrants	Outstanding Options,	Equity Compensation
	and Rights	Warrants and Rights	Plans

Equity compensation plans approved by security holders	2,090,514	$4.3747	341,612
Equity compensation plans not approved by security holders	1,068,285	$7.4351	N/A
Total	3,158,799	$5.4097	341,612
      The shares shown as being issuable under equity compensation plans not approved by our security holders include the warrants granted to our investors in the private placement completed in February 2004 and the warrants issued to the Kanisa stockholders in the merger completed in February 2005.

Item 13.	Certain Relationships and Related Transactions
      In February 2005, C.E. Unterberg, Towbin, LLC received a fee of $350,000 in consideration for services rendered to us in connection with the merger with Kanisa. Our director, Thomas Unterberg, is an affiliate of C.E. Unterberg, Towbin, LLC.

Item 14.	Principal Accountant’s Fees and Services

Audit Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements, the reviews of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $170,000 for the year ended December 31, 2005 and $138,950 for the year ended December 31, 2004.

Audit-Related Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of the audit and reviews referred to above was approximately $84,750 for the year ended December 31, 2005 and $24,225 for the year ended December 31, 2004. The fee for 2005 was primarily attributable to fees relating to the 8-K filing and other related accounting matters in relation to our merger with Kanisa. The fee for 2004 was attributable to S-1 filings.

Tax Fees
      No fees were billed for tax compliance, tax advice and tax planning rendered by PricewaterhouseCoopers LLP during 2005 or 2004.

All Other Fees
      There were no non-audit services rendered by PricewaterhouseCoopers LLP in 2005 or 2004.
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

Exhibit
Number		Description

2.1		Amended Agreement and Plan of Merger, dated as of February 8, 2005, by and among the Company, Kanisa Inc. and SVCW Acquisition, Inc.(2)
3	.1*	Third Amended and Restated Certificate of Incorporation of the Company.
3.2		Amended and Restated Bylaws of the Company.(2)
3.3		Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (reverse split)(3)
3.4		Certificate of Amendment of Third Amended and Restated Certificate of Incorporation. (name change)(4)
4.1		Amended and Restated Registration Rights Agreement dated June 2, 2000.(5)
4.2		Registration Rights Agreement dated as of May 6, 2002 between the Company and the purchasers of the 10% Convertible Notes.(6)
4.3		Form of Warrant issued to equity investors as of January 30, 2004.(7)
4.4		Form of Warrant issued to Kanisa stockholders as of February 8, 2005.(3)
4.5		Registration Rights Agreement, dated as of February 8, 2005, by and among ServiceWare Technologies, Inc. and stockholders of Kanisa Inc.(2)
10.1		Restatement and Amendment of 2000 Stock Incentive Plan of the Company.(1)(8)
10.2		Employee Stock Purchase Plan of the Company.(9)
10.3		Amended and Restated Stock Option Plan of the Company. (10)
10.4		License Agreement and Assignment, each dated July 23, 1999, between the Company and Bruce Molloy.(10)
10	.5I	Master Alliance Agreement, dated June 30, 2000, between the Company and Electronic Data Systems Corporation.(11)
10	.6I	Master Software License Agreement, dated June 30, 2000, between the Company and Electronic Data Systems Corporation.(11)
10.7		Common Stock Purchase Warrant of the Company in favor of Electronic Data Systems Inc.(11)
10.8		Warrant Purchase Agreement, dated June 2, 2000 between the Company and Electronic Data Systems.(11)
10.9		ServiceWare Technologies, Inc. Change of Control Benefit Plan.(12)

Exhibit
Number		Description

10	.10I	Software License and Maintenance Agreement dated December 13, 2001 between the Company and Cingular Wireless LLC.(13)
10.11		Restricted Stock Agreement dated January 26, 2004, between Kent Heyman and the Company.(1)(7)
10.12		Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Bruce Armstrong.(1)(2)
10.13		Employment Agreement, effective as of February 8, 2005, by and between Kanisa Inc. and Mark Angel.(1)(2)
10.14		Agreement, effective as of February 8, 2005, by and between the Company and Kent Heyman.(1)(2)
10.15		Restricted Stock Agreement dated March 29, 2004, between Kent Heyman and the Company.(1)(14)
10.16		Employment Agreement dated June 23, 2005 between Thomas J. Muise and the Company.(1)(4)
23	.1*	Consent of PricewaterhouseCoopers LLP.
24	.1*	Power of Attorney (included on signature page hereto).
31	.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*		Section 1350 Certifications.

I	Portions of these exhibits have been omitted based on a grant of confidential treatment by the Commission. The omitted portions of the exhibits have been filed separately with the Commission.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(5)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on August 18, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 19, 2002.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to definitive proxy statement filed with the Commission on May 5, 2005.

(9)	Incorporated by reference to our Registration Statement on Form S-1 filed on March 31, 2000.

(10)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on April 7, 2000.

(11)	Incorporated by reference to our Registration Statement on Form S-1, as amended, filed on July 13, 2000.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to Pre-Effective Amendment to our Registration Statement on From S-1 filed on June 8, 2004.
* * * * *

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cupertino, State of California on March 31, 2006.

KNOVA SOFTWARE, INC.

By:	/s/ Bruce Armstrong

BRUCE ARMSTRONG
Chief Executive Officer
      Each person whose signature appears below hereby appoints Bruce Armstrong and Thomas Muise, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Armstrong Bruce Armstrong	President, Principal Executive Officer and Director	March 31, 2006

/s/ Thomas Muise Thomas Muise	Chief Financial Officer and Principal Financial Officer	March 31, 2006

/s/ Kelly Barefoot Kelly Barefoot	Controller and Principal Accounting Officer	March 31, 2006

/s/ Kent Heyman Kent Heyman	Director	March 31, 2006

David Schwab	Director	March , 2006

/s/ Thomas Shanahan Thomas Shanahan	Director	March 31, 2006

Thomas Unterberg	Director	March , 2006

/s/ Timothy Wallace Timothy Wallace	Director	March 31, 2006

INDEX TO EXHIBITS
      The following exhibits are filed as part of this report.

Exhibit
Number	Description

3.1	Third Amended and Restated Certificate of Incorporation
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications