Form 10-Q
period 2006-03-31
KNOVA SOFTWARE, INC.
filed 2006-05-15
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the close of business on May 12, 2006 was 8,744,116.

Knova Software, Inc.
Form 10-Q
March 31, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Knova Software, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,112	$6,731
Marketable securities	3,078	5,461
Accounts receivable, less allowance for doubtful accounts of $118 at March 31, 2006 and $126 at December 31, 2005	4,211	6,442
Prepaid expenses and other current assets	650	781

Total current assets	15,051	19,415
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,518	1,518
Computer equipment	5,353	5,166

Total property and equipment	6,871	6,684
Less accumulated depreciation	(6,403)	(6,319)

Property and equipment, net	468	365
Intangible assets, net of amortization of $990 at March 31, 2006 and $778 at December 31, 2005	4,392	4,604
Goodwill	14,485	14,485
Other noncurrent assets	90	123

Total noncurrent assets	19,435	19,577

Total assets	$34,486	$38,992

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,584	1,636
Accrued compensation and benefits	812	1,003
Deferred revenue — licenses	248	1,571
Deferred revenue — services	4,536	5,114
Accrued restructuring charges	—	261
Line of credit — short term	1,250	3,600
Current portion of capital lease obligations	33	40
Current portion of notes payable	172	—
Other current liabilities	736	795

Total current liabilities	9,371	14,020
Noncurrent deferred revenue	182	182
Other non-current liabilities	76	89
Long term debt	241	—
Capital lease obligations	31	35

Total liabilities	9,901	14,326
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,744 shares issued at March 31, 2006 and December 31, 2005	87	87
Additional paid in capital	101,877	101,472
Treasury stock, 26 shares at March 31, 2006 and December 31, 2005	(151)	(151)
Deferred compensation	—	(5)
Warrants	6,549	6,549
Accumulated other comprehensive loss	(40)	(12)
Accumulated deficit	(83,737)	(83,274)

Total stockholders’ equity	24,585	24,666

Total liabilities and stockholders’ equity	$34,486	$38,992

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues
Licenses	$2,757	$1,377
Services	4,258	2,322

Total revenues	7,015	3,699

Cost of revenues
Cost of licenses	193	162
Cost of services	2,537	1,628

Total cost of revenues	2,730	1,790

Gross margin	4,285	1,909
Operating expenses
Sales and marketing	2,338	1,662
Research and development	1,585	1,523
General and administrative	763	980
Amortization of intangible assets	70	47
Restructuring charges	—	1,355

Total operating expenses	4,756	5,567

Loss from operations	(471)	(3,658)
Other income (expense), net
Interest expense	(18)	(1)
Other, net	26	151

Other income (expense), net	8	150

Net loss	($463)	($3,508)

Net loss per common share, basic and diluted	($0.05)	($0.49)

Shares used in computing per share amounts	8,735	7,183

See accompanying notes to the unaudited consolidated financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share amounts)
(Unaudited)

								Accumulated
								other		Total
	Common stock		Additional	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders’
	Shares	Amount	paid in capital	Shares	Amount	Compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2005	8,744	$87	$101,472	26	$(151)	$(5)	$6,549	$(12)	$(83,274)	$24,666
Stock based compensation expense	—	—	405	—	—	5	—	—	—	410
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	(463)	(463)

Total comprehensive loss										$(463)

Balance at March 31, 2006	8,744	$87	$101,877	26	$(151)	$—	$6,549	$(40)	$(83,737)	$24,585

Balance at December 31, 2004	5,269	$53	$83,835	17	$(62)	$(162)	$4,765	$514	$(78,179)	$10,764
Exercise of warrants and stock options	1	—	(2)	(1)	6	—	—	—	—	4
Issuance of common stock for merger	3,501	35	17,262							17,297
Issuance of warrants for merger	—	—	—	—	—	—	1,759	—	—	1,759
Stock based compensation expense	—	—	242	—	—	37	—	—	—	279
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(20)	—	(20)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(514)	—	(514)
Net loss									(3,508)	(3,508)

Total comprehensive loss										$(4,042)

Balance at March 31, 2005	8,771	$88	$101,337	16	$(56)	$(125)	$6,524	$(20)	$(81,687)	$26,061

See accompanying notes to the unaudited consolidated financial statements.

Knova Software, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities	($463)	($3,508)
Net loss
Adjustments to reconcile net loss to net cash provided by (used) in operations:
Non cash items:
Depreciation	83	100
Amortization of intangible assets	212	141
Stock based compensation	410	279
Acquired in-process research and development	—	421
Loss on disposal of equipment	—	4
Gain on sale of investments	—	(284)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	2,232	55
Other assets	164	528
Accounts payable	(52)	(707)
Accrued compensation	(191)	(180)
Accrued restructuring charges	(261)	754
Deferred revenue	(1,901)	(189)
Other liabilities	(72)	(256)

Net cash provided by (used in) operating activities	161	(2,842)

Cash flows from investing activities
Purchases of marketable securities	(218)	(4,898)
Proceeds from sale of marketable securities	2,573	6,213
Proceeds from sale of assets	—	1
Acquisition costs for Kanisa merger	—	(561)
Cash acquired from Kanisa merger	—	3,779
Property and equipment acquisitions	(187)	(34)

Net cash provided by investing activities	2,168	4,500

Cash flows from financing activities
Repayments of capital lease obligations	(11)	(9)
Repayments revolving line of credit, net	(2,350)	—
Proceeds from borrowings	413	—
Proceeds from stock option exercises	—	4

Net cash used in financing activities	(1,948)	(5)

Increase in cash and cash equivalents	381	1,653
Cash and cash equivalents at beginning of period	6,731	1,672

Cash and cash equivalents at end of period	$7,112	$3,325

Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$2

Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants	$—	$1,759
Unrealized loss on investments	(28)	(20)
Kanisa acquisition (Note 9)
See accompanying notes to the unaudited consolidated financial statements.

Knova Software, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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
     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $463,000 for the three months ended March 31, 2006, and may incur additional losses during the remainder of 2006. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2006 operations through cash the Company expects to generate from operations and current cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.
Note 2. Unaudited Interim Financial Information
     The accompanying unaudited balance sheet as of March 31, 2006 and related unaudited consolidated statements of operations, unaudited consolidated statements of cash flows and the unaudited consolidated statements of stockholders’ equity for the three months ended March 31, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 9, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.
     Management believes that the interim financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the results of interim periods. Operating results for any quarter are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for stock option awards as the options vest. The amount of compensation expense recognized is based upon the grant date fair value estimated under the Black-Scholes formula in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company uses the straight-line method of recognizing compensation expense for stock option awards granted prior to December 31, 2005 containing both graded vesting and straight line vesting. The Company uses the accelerated method for grants issued on or after January 1, 2006. For all periods ended December 31, 2005 or earlier, including the period ended March 31, 2005, the Company used the disclosure only provisions of SFAS No 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This allowed the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), under which the Company disclosed the proforma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Subsequent to the adoption of SFAS 123R, compensation cost for all equity awards, regardless of when granted, will be recognized based on the number of awards vesting in each period.
     In addition, SFAS 123R requires the Company to estimate the amount of expected forfeitures in calculating compensation expense for all outstanding awards. Throughout previous reporting periods under the proforma method, the Company accounted for the forfeitures using an average turnover rate. The financial statements for prior periods have not been restated as it is not required.
     The impact of adopting SFAS 123R for the quarter ended March 31, 2006 was an increase of the Company’s net loss by approximately $405,000 and an increase of the net loss per common share of $0.04. Of this additional $405,000 compensation expense, $42,000 has been included within cost of services, $77,000 has been included within sales and marketing expenses, $110,000 has been included within research and development, and $176,000 has been included within general and administration expenses.
     Prior to the adoption of SFAS 123R, the Company applied a “straight-line vesting” approach to recognizing compensation cost relating to the vesting of stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123R to stock options granted in periods prior to the adoption of SFAS 123R. For the purposes of this proforma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model and amortized to expense on a straight line basis.

For the three
months ended March 31,
2005
(in thousands, except
per share amounts)
Net loss as reported	$(3,508)
Add: stock based compensation expense included in reported net loss	279
Less: total stock based compensation expense under SFAS No. 123	(1,162)

Proforma net loss	$(4,391)

Weighted average shares used to calculate basic and diluted loss per share	7,183
Earnings per share:
Net loss per common share, basic and diluted — as reported	$(0.49)

Proforma net loss per common share, basic and diluted	$(0.61)

In calculating the compensation expense relating to SFAS 123R using the Black-Scholes model, certain assumptions need to be made. To calculate volatility, the Company examined its historical volatility rate and averaged this with a sampling of companies within its peer group.

The Company chose this blended volatility because after analyzing its data, the Company decided that historical volatility was not the best indicator of the future particularly given the 2005 merger. The expected volatility was based on a period consistent with the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used. The expected term of the options is 6 years. The expected lives of options granted is derived using SAB 101’s simplified method and represents the period of time that granted options are expected to be outstanding. The interest rate utilized in the Black Scholes calculation is the interest rate of a five year treasury bill also referred to as a T—bill. Forfeiture estimates are based upon historical forfeiture rates. The following are assumptions that were used to estimate the fair value of the options granted in the first quarter of 2006 and 2005:

	2006	2005
Risk-free interest rate	4.55%	4.03%
Expected dividend yield	0.00%	0.00%
Expected lives in years	6.0	6.0
Expected volitility	107.2%	107.2%
Impact of Recently Issued Accounting Standards
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented, except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 was adopted on January 1, 2006 and has had no impact on the financial statements.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 4. Debt
Credit Facilities
     On December 21, 2005, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). The Agreement provides for the Bank to make advances to the Company until December 19, 2007, of up to $4,000,000 in the aggregate, as a revolving facility and to provide an equipment loan of up to $500,000. As part of the revolving loan, the Bank may issue up to $3,000,000 in aggregate of letters of credit, provide cash management services and provide entry into foreign exchange forward contracts. Pursuant to the Agreement, the loans will bear interest at the prime rate plus one-half of one percent, depending on the Company’s quick asset ratio. All loans under the Agreement will be due by December 19, 2007, unless accelerated or otherwise paid prior to that time. The Company’s obligations under the Agreement are secured by certain assets of the Company (excluding its intellectual property) and the Company has agreed not to pledge its intellectual property rights during the term of the loan.

The Company is subject to customary affirmative and negative covenants under the Agreement, including restrictions on the ability to incur additional indebtedness and maintenance of a minimum tangible net worth. The Agreement also includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the Bank may cease to provide advances. As of March 31, 2006 and December 31, 2005, there was $1,663,000 and $3,600,000, respectively outstanding under the Agreement.
     Of the $1,663,000 outstanding at March 31, 2006, $1,250,000 related to the revolving credit facility. The remaining $413,000 related to the equipment loan, of which $172,000 is due and payable within one year and $241,000 is due and payable in excess of one year. From the date of the equipment loan advance through the applicable maturity date, the Company will make a payment on the first day of each month. The payment will be in equal monthly installments of principal based on a 30 month straight-line amortization schedule plus interest on the outstanding amount of the equipment loan at a fixed rate equal to the Prime Rate plus 2.00%.
Note 5. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended
	March 31,
	2006	2005
	(in thousands, except per
	share amounts)

Numerator:
Net loss	($463)	($3,508)

Denominator:
Denominator for basic earnings per share — weighted average shares	8,735	7,183

Net loss per common share, basic and diluted	($0.05)	($0.49)
     Dilutive securities include options and warrants, as if converted. Potentially dilutive securities totaling 3,378,667 and 2,821,078 shares at March 31, 2006 and 2005, respectively, were excluded from historical basic and diluted loss per common share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,981,545 and 383,871 at March 31, 2006 and 2005, respectively.
Note 6. Segment Information
The Company has one business segment.

	For the three months ended
	March 31,
	2006	2005
	(in thousands, except per share
	amounts)
Revenues (a)
United States	$6,387	$3,618
International	628	81

Total	$7,015	$3,699

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
     See Note 9 for a discussion of stock and warrants issued to Kanisa stockholders in the business combination effected on February 8, 2005.
Note 8. Stock Option Plan
     Effective April 2000, the Company’s Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the “Plan”) which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the “1996 Plan”). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. In May 2005, the Company’s stockholders approved amendments to the 2000 Stock Incentive Plan to: (i) increase the maximum aggregate number of shares of common stock available for issuance thereunder from 1,240,817 to 2,453,387 shares and to reserve an additional 1,212,570 shares of common stock for issuance in connection with awards granted or to be granted under the Plan; (ii) approve an increase in the grant limit under the Plan from 100,000 to 500,000 shares per participant per fiscal year, and (iii) change the name of the Plan to “Knova Software, Inc. 2000 Stock Incentive Plan.” The maximum aggregate number of shares of the Company’s Common Stock that may be subject to grants made under the Plan is increased by any shares of Common Stock covered by any unexercised portion of stock options granted under the 1996 Plan that terminate after April 11, 2005, and also by an automatic annual increase on the first day of each fiscal year of the Company beginning on or after January 1, 2006 and ending on or before December 31, 2010 equal to the lesser of (i) 100,000 shares, (ii) 6.25% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Company’s Board of Directors.

     Management and the Board of Directors determined the exercise price of incentive stock options for the period from April 2000 through the Company’s initial public offering in August 2000 (“IPO”). After the IPO, the exercise price of incentive stock options is the closing market price of the Company’s Common Stock on the date of the grant. The Board of Directors also determines the exercise price of nonqualified options. Options generally vest over a four-year period, or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During the three months ended March 31, 2006 and 2005, the Company recorded $5,000 and $37,000 in stock based compensation expenses related to restricted stock grants to executives and granting options at less than market price. As of March 31, 2006, all restricted stock is vested.
The following table summarizes option activity for the three months ended March 31, 2006:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding December 31, 2005	2,090,514	$2.50-$70.00	$4.37
Options granted	253,000	$2.43-$2.80	$2.52
Options exercised	—	—	$—
Options forfeited	(36,194)	$2.60-$5.60	$3.96

Options outstanding March 31, 2006	2,307,320	$2.43-$70.00	$4.18

Options exercisable March 31, 2006	1,066,407	$2.50-$70.00	$4.73

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $638,655 and $4,041,260, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $290. As of March 31, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $3,244,522. The cost is expected to be recognized over a weighted-average period of four years.
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
Note 9. Acquisition
     On February 8, 2005, the Company effected a business combination with Kanisa Inc. under which Kanisa became a wholly-owned subsidiary of the Company through a merger with a newly created wholly-owned subsidiary of the Company. Bruce Armstrong, CEO of Kanisa, became CEO of the Company. The corporate headquarters of the Company following consummation of the merger is Cupertino, California.
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
     The merger contemplated a name change for the Company. Effective May 27, 2005, the Company’s name was changed to “Knova Software, Inc.”.
Proforma results
     The following proforma results of operations reflect the combined results of the Company and Kanisa as if the combination occurred at the beginning of 2005. The information used for this proforma disclosure was obtained from internal financial reports prepared by Kanisa for the period January 1, 2005 through February 7, 2005.

For the three
months ended
March 31,
2005
(in thousands,
except per share
amounts)
Revenues	$4,105
Net loss	(4,432)
Net loss per common share	(0.51)
Shares used in per share calculation	8,642
     The proforma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed date and period presented. The actual results for the three months ended March 31, 2005 include the results for Kanisa from February 8, 2005 through March 31, 2005.
Note 10. Restructuring Charges
     During the first quarter of 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive discussed in Note 8. As of March 31, 2006, all severance payments attributable to the restructuring have been paid in full.

Item 1. Legal Proceedings
     From time to time, Knova receives notification from third parties, including customers and suppliers, seeking indemnification, litigation support, payment of money or other actions by Knova in connection with claims made against them. Knova is also subject to various other legal proceedings both asserted and unasserted, that arise in the ordinary course of business. Although the outcome of any such claims or proceedings cannot be predicted with certainty, Knova does not believe that any of these proceedings or claims will have a material adverse effect on its business, financial condition and/or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (“Form 10-Q”).
     Certain statements contained in this Form 10-Q that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any expressed or implied by these forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change in the future. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology. For a description of some of the risk factors that could cause our results to differ materially from our forward looking statements, please refer to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005, as well as to our other filings with the Securities and Exchange Commission and to other factors discussed elsewhere in this Form 10-Q.
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
Factors Affecting Future Operations
     Our operating losses, as well as our historical negative operating cash flow, have been significant to date. We expect to have positive operating margins over time by increasing our customer base without significantly increasing related capital expenditures and other operating costs. We do not know if we will be able to achieve these objectives.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, and (iii) the valuation of intangible assets and goodwill. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005.
Description of Statement of Operations
Revenues
     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 9% of total revenues in the first three months of 2006 and 2% in the first three months of 2005. Revenues generated by resellers, including international resellers, were 3% in the first three months of 2006 and 17% in the first three months of 2005. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance and hosting contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, hosting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. Services revenues are generated primarily from time and materials contracts, but in the first three months of 2006 and 2005 we had fixed fee contracts accounting for approximately 18% and 5% of our services revenues respectively. One customer accounted for 18% of total revenues in the first quarter of 2006 and one customer accounted for 13% of total revenues in the first quarter of 2005.
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
Results of Operations
The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended March 31,
	2006	2005
Revenues
Licenses	39.3%	37.2%
Services	60.7	62.8

Total revenues	100.0	100.0

Cost of revenues
Cost of licenses	2.7	4.4
Cost of services	36.2	44.0

Total cost of revenues	38.9	48.4

Gross margin	61.1	51.6
Operating expenses
Sales and marketing	33.3	44.9
Research and development	22.6	41.2
General and administrative	10.9	26.5
Intangible assets amortization	1.0	1.3
Restructuring charges	0.0	36.6

Total operating expenses	67.8	150.5

Loss from operations	(6.7)	(98.9)
Other income (expense), net	0.1	4.1

Net loss	(6.6)%	(94.8)%

Three Months Ended March 31, 2006 and 2005
     The comparison of our performance during the first quarter of 2006 to the first quarter of 2005 is significantly impacted as the Kanisa financial performance between January 1, 2005 and February 7, 2005 was not reflected in the 2005 results, as the acquisition was completed on February 8, 2005.
Revenues
     Total revenues increased 89.6% to $7.0 million in first quarter 2006 from $3.7 million in first quarter 2005. License revenues increased 100.2% to $2.8 million in first quarter 2006 from $1.4 million in first quarter 2005. The increase resulted from an increase in the average license revenue recognized from new deployments combined with an increase in the number of new deployments. The average license revenue recognized from sales of new deployments was $412,000 up 84.8% from $223,000 in first quarter 2005, and the average license revenue from sales to existing customers was $67,000 in first quarter 2006 down 32.3% from $99,000 in first quarter 2005. There were six new license deployments, of which five were to new customers, in first quarter 2006 compared to three in the first quarter 2005.
     Service revenues increased 83.4% to $4.3 million in first quarter 2006 from $2.3 million in first quarter 2005. The increase was due to an increased combined install base due to the merger as well as an increase in the size of the average services implementation.
Cost of Revenues
     Cost of revenues increased 52.5% to $2.7 million in first quarter 2006 from $1.8 million in first quarter 2005. The increase is primarily due to the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration with customers systems.
     Cost of license revenues increased to $193,000 in first quarter 2006 from $162,000 in first quarter 2005. Cost of license revenues as a percentage of revenues decreased to 2.7% from 4.4% due to the increase in license revenues and the better leveraging of licensing costs. The increase in the cost of license revenues was primarily attributable to the amortization of core technology acquired from Kanisa.
     Cost of service revenues increased 55.8% to $2.5 million in first quarter 2006 from $1.6 million in first quarter 2005.

The increase is primarily due to the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration work to ensure compatibility with customer systems.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 40.7% to $2.3 million, or 33.3% of revenues, in first quarter 2006 from $1.7 million, or 44.9% of revenues, in first quarter 2005. The increase is primarily attributable to an increase in sales commission as a result of our higher revenues, compensation costs resulting from the implementation of SFAS 123R and an increase in overall costs as a combined company in the quarter ended March 31, 2006. During the quarter ended March 31, 2005, there were only approximately two months of expenses as a combined company reported as Kanisa expenses prior to February 8, 2005 were not reflected in our statements of operations.
Research and Development. Research and development expenses increased 4.1% to $1.6 million in first quarter 2006 from $1.5 million in first quarter 2005. The increase was primarily due to compensation costs resulting from the implementation of SFAS 123R. Research and development expenses as a percentage of revenues decreased to 22.6% from 41.2%.
General and Administrative. General and administrative expenses decreased 22.1% to $0.8 million, or 10.9% of revenues in first quarter 2006 from $1.0 million, or 26.5% of revenues in first quarter 2005. This change related to costs associated with our merger with Kanisa, including the cost of contractors who assisted with the integration and legal fees as well as general costs associated with public filings, which were made in connection with the merger. The reductions were partially offset by compensation costs resulting from the implementation of SFAS 123R.
Intangible Assets Amortization. Intangible assets amortization of $70,000 and $47,000, respectively, recorded in first quarters of 2006 and 2005 was a result of intangible assets acquired through our acquisition of Kanisa.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on marketable securities, offset by interest expense. First quarter 2006 results reflect net other income of approximately $8,000 or 0.1% of revenues compared to $150,000 or 4.1% of revenues in first quarter 2005. The decrease is primarily due to interest paid on outstanding debt and a decrease in realized gains from the sale of securities.
Liquidity and Capital Resources
     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and debt borrowings.
     As of March 31, 2006, we had $10.2 million in cash, cash equivalents and marketable securities compared to $12.2 million as of December 31, 2005.
     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, reduce overall operating expenses, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of our 2006 operations through operating revenue and our cash balances.
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
     We incurred a net loss of $0.5 million in first three months of 2006, as compared to a net loss of $3.5 million in the first three months of 2005. Over the past three years, we have taken substantial measures to streamline our costs and we believe that we have improved our chances of achieving profitability in 2006 if we are able to increase our revenues and maintain reasonable expense levels in the near future.
     The net cash provided by operating activities was $0.2 million for the first three months of 2006 and net cash used for operating activities was $2.8 million for the first three months of 2005. Net cash provided by operating activities in the first three months of 2006 was principally the result of decreasing our quarterly net loss. In addition, there was a substantial decrease in accounts receivable which provided cash from operations of $2.2 million. There was a large customer receivable invoiced in the fourth quarter of 2005 which was collected in the first quarter of 2006. The effects of this change in accounts receivable was largely offset by a $1.9 decrease in deferred revenue which used cash in operating activities. The primary reason for the change in deferred revenue was the result of a large customer invoiced in 2005, but the installation and customer acceptance was not received until the first quarter of 2006. Thus, a large portion of the deferred revenue at December 31, 2005 was recognized in the first quarter of 2006 once customer acceptance was obtained. Net cash used for operating activities in the first three months of 2005 was principally the result of our net loss reduced by non-cash items, including stock based compensation and the expensing of acquired in-process research and development.

     Net cash provided by investing activities of $2.2 million in the first three months of 2006 is primarily due to the sale of marketable securities. Net cash provided by investing activities of $4.5 million is primarily due to cash received from the acquisition of Kanisa and proceeds from the sale of marketable securities.
     Net cash used in financing activities of $1.9 million during the first three months of 2006 was primarily due to repayments on our line of credit. Net cash used in financing activities for the first three months of 2005 was not significant.
Contractual Obligations
     As of March 31, 2006, we are obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Included in the table below are our contractual obligations as of March 31, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Revolving credit line	$1,250	$1,250	$0	$0
Equipment line	413	172	241	0
Capital lease obligations	64	33	31	0
Operating lease obligations	1,080	560	479	41

Total contractual obligations	$2,807	$2,015	$751	$41

Related Party Transactions
     Our marketable securities are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At March 31, 2006, the cash balance with this investment firm was approximately $211,000. Cash is defined as cash and cash equivalents maturing within 30 days.
Recent Accounting Pronouncements
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods, presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 was adopted on January 1, 2006 and has had no impact on the financial statements.
     Effective January 1, 2006, the we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for stock option awards as the options vest.

The amount of compensation expense recognized is based upon the grant date fair value estimated under the Black-Scholes formula in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We use the straight-line method of recognizing compensation expense for stock option awards granted prior to December 31, 2005 containing both graded vesting and straight line vesting. We use the accelerated method for grants issued on or after January 1, 2006. For all periods ended December 31, 2005 or earlier, including the period ended March 31, 2005, we used the disclosure only provisions of SFAS No 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This allowed us to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Issued to Employees” (“APB Opinion No. 25”), under which we disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Subsequent to the adoption of SFAS 123(R), compensation cost for all equity awards, regardless of when granted, will be recognized based on the number of awards vesting in each period.
     In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation expense for all outstanding awards. Throughout previous reporting periods under the pro forma method, we accounted for the forfeitures using an average turnover rate. The financial statements for prior periods have not been restated as it is not required.
     The impact of adopting SFAS 123R for the quarter ended March 31, 2006 was an increase of our net loss by approximately $405,000 and an increase of the net loss per common share of $0.04. Of this additional $405,000 compensation expense, $42,000 has been included within cost of services, $77,000 has been included within sales and marketing expenses, $110,000 has been included within research and development, and $176,000 has been included within general and administration expenses.
     Prior to the adoption of SFAS 123R, we applied a “straight-line vesting” approach to recognizing compensation cost relating to the vesting of stock options.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 9% in the first three months of 2006 and 2% in the first three months of 2005, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
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
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     We have evaluated the risk factors and contained in Part I, Item 1A of our annual report on Form 10K for the year ended December 31, 2005 and we have determined that there have been no material changes since the Company filed its Annual Report on Form 10-K, on March 15, 2006.
Item 6. Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company (2)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (3)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (4)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32.	Section 1350 Certifications

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOVA SOFTWARE, INC.

Date: May 15, 2006	By:	/s/ THOMAS MUISE

Thomas Muise
Principal Financial Officer