Form 10-Q
period 2006-06-30
KNOVA SOFTWARE, INC.
filed 2006-08-14
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the close of business on August 11, 2006 was 8,819,116.

KNOVA Software, Inc.
Form 10-Q
June 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KNOVA Software, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,280	$6,731
Marketable securities	2,071	5,461
Accounts receivable, less allowance for doubtful accounts of $118 at June 30, 2006 and $126 at December 31, 2005	7,790	6,442
Prepaid expenses and other current assets	804	781

Total current assets	18,945	19,415
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,518	1,518
Computer equipment	5,611	5,166

Total property and equipment	7,129	6,684
Less accumulated depreciation	(6,495)	(6,319)

Property and equipment, net	634	365
Intangible assets, net of amortization of $1,202 at June 30, 2006 and $778 at December 31, 2005	4,179	4,604
Goodwill	14,485	14,485
Other noncurrent assets	92	123

Total noncurrent assets	19,390	19,577

Total assets	$38,335	$38,992

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	1,009	1,636
Accrued compensation and benefits	924	1,003
Deferred revenue — licenses	220	1,571
Deferred revenue — services	5,115	5,114
Accrued restructuring charges	—	261
Line of credit — short term	3,250	3,600
Current portion of capital lease obligations	24	40
Current portion of equipment loan	268	—
Other current liabilities	1,941	795

Total current liabilities	12,751	14,020
Noncurrent deferred revenue	316	182
Other non-current liabilities	69	89
Long term portion of equipment loan	343	—
Capital lease obligations	27	35

Total liabilities	13,506	14,326
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,819 and 8,744 shares outstanding at June 30, 2006 and December 31, 2005, respectively	88	87
Additional paid in capital	102,558	101,472
Treasury stock, 26 shares at June 30, 2006 and December 31, 2005	(151)	(151)
Deferred compensation	—	(5)
Warrants	6,549	6,549
Accumulated other comprehensive loss	(3)	(12)
Accumulated deficit	(84,212)	(83,274)

Total stockholders’ equity	24,829	24,666

Total liabilities and stockholders’ equity	$38,335	$38,992

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Licenses	$3,210	$2,824	$5,967	$4,201
Services	4,262	4,518	8,520	6,840

Total revenues	7,472	7,342	14,487	11,041

Cost of revenues
Cost of licenses	221	257	413	420
Cost of services	2,195	2,220	4,732	3,848

Total cost of revenues	2,416	2,477	5,145	4,268

Gross margin	5,056	4,865	9,342	6,773
Operating expenses
Sales and marketing	2,600	2,042	4,938	3,705
Research and development	1,896	1,317	3,481	2,840
General and administrative	977	1,420	1,740	2,399
Intangible assets amortization	70	70	140	117
Restructuring charges	—	—	—	1,355

Total operating expenses	5,543	4,849	10,299	10,416

(Loss) income from operations	(487)	16	(957)	(3,643)
Other income (expense)
Interest expense	(19)	(2)	(37)	(3)
Other, net	30	50	57	202

Other income (expense), net	11	48	20	199

Net (loss) income	($476)	$64	($937)	($3,444)

Net (loss) income per common share, basic	($0.05)	$0.01	($0.11)	($0.43)
Net (loss) income per common share, diluted	($0.05)	$0.01	($0.11)	($0.43)

Shares used in computing per share amounts, basic	8,745	8,723	8,740	7,953

Shares used in computing per share amounts, diluted	8,745	8,776	8,740	7,953

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share amounts)
(Unaudited)

								Accumulated
								other		Total
	Common stock		Additional	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders’
	Shares	Amount	paid in capital	Shares	Amount	Compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2005	8,744	$87	$101,472	26	$(151)	$(5)	$6,549	$(12)	$(83,274)	$24,666
Exercise of stock options	75	1	192							193
Stock based compensation expense	—	—	894	—	—	5	—	—	—	899
Comprehensive loss:
Unrealized gain on short term investments	—	—	—	—	—	—	—	(24)	—	(24)
Reclassification adjustment for net losses realized in net loss	—	—	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	—	—	(938)	(938)

Total comprehensive loss										$(938)

Balance at June 30, 2006	8,819	$88	$102,558	26	$(151)	$—	$6,549	$(3)	$(84,212)	$24,829

Balance at December 31, 2004	5,269	$53	$83,835	17	$(62)	$(162)	$4,765	$514	$(78,179)	$10,764
Exercise of stock options	1		(2)	(1)	6					4
Issuance of common stock for merger	3,501	35	17,262							17,297
Issuance of warrants for Kanisa merger	—	—	—	—	—	—	1,759	—	—	1,759
Stock based compensation expense	—	—	382	—	—	74	—	—	—	456
Issuance of stock under Employee Stock
Purchase Plan	2	—	(5)	(2)	11	—	—	—	—	6
Forfeiture of restricted stock	(14)	—	—	14	(110)	35	—	—	—	(75)
Comprehensive loss:										—
Unrealized loss on short term investments	—	—	—	—	—	—	—	(14)	—	(14)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(514)	—	(514)
Net loss	—	—	—	—	—	—	—	—	(3,444)	(3,444)

Total comprehensive loss										$(3,958)

Balance at June 30, 2005	8,759	$88	$101,472	28	$(155)	$(53)	$6,524	$(14)	$(81,623)	$26,239

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	($937)	($3,444)
Adjustments to reconcile net loss to net cash used in operations:
Non cash items:
Depreciation	180	216
Amortization of intangible assets	425	354
Stock based compensation	899	456
Forfeiture of restricted stock	—	(75)
Acquired in-process research and development	—	421
Loss on disposal of equipment	—	4
Net loss (gain) on sale of investments	33	(284)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable	(1,348)	(3,117)
Decrease in other assets	33	577
Decrease in accounts payable	(627)	(709)
(Decrease) increase in accrued compensation	(79)	170
(Decrease) increase in accrued restructuring charges	(261)	505
Decrease in deferred revenue	(1,216)	(208)
Increase (decrease) in other liabilities	1,126	(368)

Net cash used in operating activities	(1,772)	(5,502)

Cash flows from investing activities
Purchases of marketable securities	—	(4,898)
Proceeds from sale of marketable securities	3,365	7,570
Proceeds from sale of assets	—	1
Acquisition costs	(25)	—
Acquisition costs for Kanisa merger	—	(561)
Cash acquired from Kanisa merger	—	3,779
Property and equipment acquisitions	(449)	(55)

Net cash provided by investing activities	2,891	5,836

Cash flows from financing activities
Repayments of principal of capital lease obligations	(24)	(20)
Repayments of revolving line of credit, net	(350)	—
Proceeds from borrowings	611	—
Proceeds from stock option exercises	193	10

Net cash provided by (used in) financing activities	430	(10)

Increase in cash and cash equivalents	1,549	324
Cash and cash equivalents at beginning of period	6,731	1,672

Cash and cash equivalents at end of period	$8,280	$1,996

Supplemental disclosures of cash flow information:
Cash paid for interest	$34	$3

Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants	$—	$1,759
Unrealized loss on investments	(3)	(14)
Kanisa acquisition (Note 9)
See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
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
     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $476,000 and $937,000 for the three and six months ended June 30, 2006 respectively. The Company may incur additional losses during the remainder of 2006. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund 2006 operations through cash the Company expects to generate from operations, current cash balances and availability under its line of credit. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.
Note 2. Unaudited Interim Financial Information
     The accompanying unaudited balance sheet as of June 30, 2006 and related unaudited consolidated statements of operations or the three and six months ended June 30, 2006 and 2005 and the consolidated statements of stockholders equity and consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 9, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.
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

Marketable Securities
     The Company considers all marketable securities as available-for-sale. Accordingly, these securities are carried at fair value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. The securities consist of corporate bonds, government bonds and auction rate securities.
     The majority of the Company’s investments are held in an account with an investment firm of which a Director of the Company is an affiliate.
Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for stock option awards as the options vest. The amount of compensation expense recognized is based upon the grant date fair value estimated under the Black-Scholes formula in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company uses the straight-line method of recognizing compensation expense for stock option awards granted prior to December 31, 2005 containing both graded vesting and straight line vesting. The Company uses the accelerated method for grants issued on or after January 1, 2006. For all periods ended December 31, 2005 or earlier, including the three and six month periods ended June 30, 2005, the Company used the disclosure only provisions of SFAS No 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This allowed the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), under which the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123.
     In addition, SFAS 123R requires the Company to estimate the amount of expected forfeitures in calculating compensation expense for all outstanding awards. Throughout previous reporting periods under the pro forma method, the Company accounted for the forfeitures using an average turnover rate. The financial statements for prior periods have not been restated as it is not required.
     The impact of adopting SFAS 123R for the three months ended June 30, 2006 was an increase of the Company’s net loss by approximately $488,000 or net loss per common share, basic and dilutive, of $0.06. Of this additional $488,000 compensation expense, $37,000 has been included within cost of services, $55,000 has been included within sales and marketing expenses, $129,000 has been included within research and development, and $267,000 has been included within general and administrative expenses. The impact of adopting SFAS 123R for the six months ended June 30, 2006 was an increase of the Company’s net loss by approximately $894,000 or net loss per common share, basic and dilutive, of $0.10. Of this additional $894,000 compensation expense, $79,000 has been included within cost of services, $133,000 has been included within sales and marketing expenses, $239,000 has been included within research and development, and $443,000 has been included within general and administrative expenses.
     Prior to the adoption of SFAS 123R, the Company applied a “straight-line vesting” approach to recognizing compensation cost relating to the vesting of stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123R to stock options granted in periods prior to the adoption of SFAS 123R. For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model and amortized to expense on a straight line basis.

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
	(in thousands,	(in thousands,
	except per share	except per share
	amounts)	amounts)
Net income (loss) as reported	$64	$(3,444)

Add: Stock based compenation expense included in reported net income (loss)	$102	$381
Less: Total stock based comepnsation expense under SFAS No. 123	$(825)	$(1,885)

Pro forma net loss	$(659)	$(4,948)

Weighted average shares used in computing per share amounts:
Basic	8,723	7,953
Diluted	8,776	7,953
Earnings per share:
Net income (loss) per share, basic — as reported	$0.01	($0.43)
Net income (loss) per share, diluted — as reported	$0.01	($0.43)

Pro forma net loss per share, basic and diluted	($0.08)	($0.62)
In calculating the compensation expense relating to SFAS 123R using the Black-Scholes model, certain assumptions need to be made. To calculate volatility the Company examined its historical volatility rate and averaged this with a sampling of companies within its peer group. The Company chose this blended volatility because after analyzing its data, the Company determined that historical volatility was not the best indicator of the future particularly given the 2005 merger. The volatility was calculated as of the period ended March 31, 2006. Essentially the volatility used will be calculated based on volatility as of the end date of the prior quarter. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero was used. In addition, the Company calculated the expected term of the options to be 6 years based on its historical average life of options. The interest rate utilized in the Black Scholes calculation was the interest rate of a five year treasury bill also referred to as a T–bill. The following are assumptions that were used to estimate the fair value of the options granted in the first quarter of 2006 and 2005:

	2006	2005
Risk-free interest rate	4.76%	4.03%
Expected dividend yield	0.00%	0.00%
Expected lives in years	6.0	6.0
Expected volatility	105.2%	107.2%
Impact of Recently Issued Accounting Standards
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods presented, except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 was adopted on January 1, 2006 and has had no impact on the Company’s financial statements.
     In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. Management is currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007.
Note 4. Debt
Credit Facilities
     On December 21, 2005, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). The Agreement provides for the Bank to make advances to the Company until December 19, 2007, of up to $4,000,000 in the aggregate, as a revolving facility and to provide an equipment loan of up to $500,000. As part of the revolving loan, the Bank may issue up to $3,000,000 in aggregate of letters of credit, provide cash management services and provide entry into foreign exchange forward contracts. Pursuant to the Agreement, the loans will bear interest at the prime rate plus one-half of one percent, depending on the Company’s quick asset ratio. All loans under the Agreement will be due by December 19, 2007, unless accelerated or otherwise paid prior to that time. The Company’s obligations under the Agreement are secured by certain assets of the Company (excluding its intellectual property) and the Company has agreed not to pledge its intellectual property rights during the term of the loan. The Company is subject to customary affirmative and negative covenants under the Agreement, including restrictions on the ability to incur additional indebtedness and maintenance of a minimum tangible net worth. The Agreement also includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the Bank may cease to provide advances. As of June 30, 2006 and December 31, 2005, there was $3,861,000 and $3,600,000, respectively, outstanding under the Agreement.
     Of the $3,861,000 outstanding at June 30, 2006, approximately $3,250,000 related to the revolving credit facility. The remaining $611,000 related to the equipment loan, of which $268,000 is due and payable within one year and $343,000 is due and payable in excess of one year. From the date of the equipment loan advance through the applicable maturity date, the Company will make a payment on the first day of each month. The payment will be in equal monthly installments of principal based on a 30 month straight-line amortization schedule plus interest on the outstanding amount of the equipment loan at a fixed rate equal to the Prime Rate plus 2.00%.
Note 5. Net (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	2006	2005	2006	2005
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Numerator:
Net (loss) income	($476)	$64	($937)	($3,444)

Denominator:
Denominator for basic earnings per share — weighted average shares	8,745	8,723	8,740	7,953

Denominator for diluted earnings per share — weighted average shares	8,745	8,776	8,740	7,953

Net (loss) income per share, basic	($0.05)	$0.01	($0.11)	($0.43)

Net (loss) income per share, diluted	($0.05)	$0.01	($0.11)	($0.43)
     Dilutive securities include options and warrants, as if converted. Potentially dilutive securities totaling 3,473,928 and 3,025,465 shares at June 30, 2006 and 2005, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,912,913 and 1,762,022 at June 30, 2006 and 2005, respectively.

Note 6. Segment Information
The Company has one business segment.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)			(in thousands)
Revenues (a)
United States	$7,205	$7,140	$13,592	$10,520
International	267	202	895	521

Total	$7,472	$7,342	$14,487	$11,041

(a)	Revenues are attributed to the United States and International based on customer location.
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
Note 8. Stock Option Plan
Effective April 2000, the Company’s Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the “Plan”) which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the “1996 Plan”). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. In May 2005, the Company’s stockholders approved amendments to the 2000 Stock Incentive Plan to: (i) increase the maximum aggregate number of shares of common stock available for issuance there under from 1,240,817 to 2,453,387 shares and to reserve an additional 1,212,570 shares of common stock for issuance in connection with awards granted or to be granted under the Plan; (ii) approve an increase in the grant limit under the Plan from 100,000 to 500,000 shares per participant per fiscal year, and (iii) change the name of the Plan to “Knova Software, Inc. 2000 Stock Incentive Plan.” The maximum aggregate number of shares the Company’s Common Stock that may be subject to grants made under the Plan is increased by any shares of Common Stock covered by any unexercised portion of stock options granted under the 1996 Plan that terminate after April 11, 2005, and also by an automatic annual increase on the first day of each fiscal year of the Company beginning on or after January1, 2006 and ending on or before December 31, 2010 equal to the lesser of (i) 100,000 shares, (ii) 6.25% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Company’s Board of Directors. The Company’s practice is to issue shares for exercised options from both treasury and new share pools as needed.
     In January 2006, the standard annual increase of 100,000 options went into effect. In addition, during June 2006, the shareholders approved an amendment to the Company’s stock option plan to increase the number of shares by an additional 350,000.
     Management and the Board of Directors determined the exercise price of incentive stock options for the period from April 2000 through the Company’s initial public offering in August 2000 (“IPO”). After the IPO, the exercise price of incentive stock options is the closing market price of the Company’s Common Stock on the date of the grant. The Board of Directors also determines the exercise price of nonqualified options. Options generally vest over a four-year period or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. During the three months ended June 30, 2006 and 2005, the Company recorded $0 and $74,000 in stock based compensation expenses related to restricted stock grants to executives and granting options at less than market price. As of June 30, 2006, all restricted stock is vested.

The following tables summarize option activity for the six months ended June 30, 2006 and 2005 respectively:

				Weighted Average
	Options	Option Price	Weighted Average	Remaining
	Outstanding	Range per Share	Exercise Price	Contractual Life
Options outstanding December 31, 2005	2,090,514	$2.50-$70.00	$4.37	7.70
Options granted	463,750	$2.43-$3.55	$2.98	—
Options exercised	(75,000)	$2.50-$3.20	$2.58	—
Options forfeited	(73,622)	$2.60-$70.00	$4.26	—

Options outstanding June 30, 2006	2,405,642			7.56

Options exercisable June 30, 2006	1,143,546	$2.43-$36.00	$4.81	6.02

The weighted-average grant-date fair value of stock options granted during the three months ended June 30, 2006 and 2005 was $628,014 and $1,141,166, respectively. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $1,163,456 and $4,506,706, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $69,000, and $69,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $0 and $290, respectively. As of June 30, 2006, total unrecognized compensation cost related to nonvested stock option awards granted was $4,352,000. The cost is expected to be recognized over a weighted-average period of four years.
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

For the six
months ended
June 30,
2005
Revenues	$11,447
Net loss	($4,368)
Net loss per share	($0.55)
Shares used in per share calculation	7,953
     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed date and period presented. The actual results for the six months ended June 30, 2005 include the results for Kanisa from February 8, 2005 through June 30, 2005.
Note 10. Restructuring Charges
     During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for an executive discussed in Note 8. During the six months ended June 30, 2006, $225,000 in severance payments were made. As of June 30, 2006, all severance payments attributable to the restructuring have been paid in full.

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
     The KNOVA Application Suite consists of the following business applications:
•	KNOVA Contact Center is an assisted-service application for customer service and help desk agents that enable them to resolve customer issues and questions more effectively. KNOVA Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. KNOVA Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	KNOVA Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. KNOVA Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	KNOVA Forums is an application for online customer communities and forums that enables customers to discuss and collaborate on topics of interest, including an enterprise’s products and services. KNOVA Forums enables customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	KNOVA Field Service is a mobile support application that enables field technicians and service professionals to search the knowledge base and resolve problems at the customer site. KNOVA Field Service runs on a disconnected laptop computer and synchronizes via a network connection with the Field Service application server to update the knowledge base content.

•	KNOVA Knowledge Desk is a packaged knowledge management solution for service and help desks to resolve questions, author knowledge, and manage repositories of intellectual capital. KNOVA Knowledge Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. KNOVA Knowledge Desk features application modules for different user types and functions.

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
Description of Statement of Operations
Revenues
     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 6% of total revenues in the first six months of 2006 and 5% in the first six months of 2005. Revenues generated by resellers, including international resellers, were 4% in the first six months of 2006 and 4% in the first six months of 2005. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance and hosting contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, hosting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. Service revenues are generated primarily from time and materials contracts. Three customers accounted for 21% of our total revenues in the first six months of 2006. Three customers accounted for 13% of our total revenues in the first six months of 2005.
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
Results of Operations
The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Licenses	43.0%	38.5%	41.2%	38.0%
Services	57.0%	61.5%	58.8%	62.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of licenses	3.0%	3.5%	2.9%	3.8%
Cost of services	29.4%	30.2%	32.7%	34.9%

Total cost of revenues	32.3%	33.7%	35.5%	38.7%

Gross margin	67.7%	66.3%	64.5%	61.3%
Operating expenses
Sales and marketing	34.8%	27.8%	34.1%	33.6%
Research and development	25.4%	17.9%	24.0%	25.7%
General and administrative	13.1%	19.3%	12.0%	21.7%
Intangible assets amortization	0.9%	1.0%	1.0%	1.1%
Restructuring charges	0.0%	0.0%	0.0%	12.3%

Total operating expenses	74.2%	66.0%	71.1%	94.3%

Loss from operations	(6.5%)	0.2%	(6.6%)	(33.0%)
Other income (expense), net	0.1%	0.7%	0.1%	1.8%

Net loss	(6.4%)	0.9%	(6.5%)	(31.2%)

Three Months Ended June 30, 2006 and 2005
Revenues
     Total revenues increased 1.8% to $7.5 million in the second quarter of 2006 from $7.3 million in the second quarter of 2005. License revenues increased 13.7% to $3.2 million in the second quarter of 2006 from $2.8 million in the second quarter of 2005. The increase resulted from an increase in the number of new deployments offset by a decrease in the average license revenue recognized from new deployments. There were eight new deployments in the second quarter of 2006 compared to three in the second quarter of 2005. The average license revenue recognized from sales of new deployments was $279,000 per customer in the second quarter of 2006 compared to $816,000 per customer in the second quarter of 2005.
Service revenues decreased 5.7%% to $4.3 million in the second quarter of 2006 from $4.5 million in the second quarter of 2005. The decrease was primarily due to lower support and maintenance revenue as a result of some large renewals being delayed to early in the third quarter.
Cost of Revenues
     Cost of revenues decreased 2.5% to $2.4 million in second quarter 2006 from $2.5 million in second quarter 2005. The decrease is primarily due to a 9.5% decrease in headcount offset by the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration with customer systems.
     Cost of license revenues decreased to $221,000 in second quarter 2006 from $257,000 in second quarter 2005. Cost of license revenues as a percentage of revenues decreased to 3.0% from 3.5% due to the increase in license revenues and the better leverage of licensing costs. The decrease in the cost of license revenues was primarily attributable to a decrease in royalties and referral fees.
     Cost of service revenues during the second quarter of 2006 was essentially unchanged from the second quarter of 2005.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 27.3% to $2.6 million, or 34.8% of revenues, in second quarter 2006 from $2.0 million, or 27.8% of revenues, in second quarter 2005. The increase is primarily attributable to an increase in sales commission as a result of our higher revenues and compensation costs of $55,000 resulting from the adoption of SFAS 123(R).
Research and Development. Research and development expenses increased 44.0% to $1.9 million in second quarter 2006 from $1.3 million in second quarter 2005. The increase was primarily due to costs associated with the use of a third party development partner resulting from an increase in development activity and to compensation costs of $129,000 resulting from the adoption of SFAS 123(R). Research and development expenses as a percentage of revenues increased to 25.4% from 17.9%.
General and Administrative. General and administrative expenses decreased 31.2% to $1.0 million, or 13.1% of revenues in second quarter 2006 from $1.4 million, or 19.3% of revenues in second quarter 2005. This change related to costs associated with our merger with Kanisa, including the cost of contractors who assisted with the integration and legal fees as well as general costs associated with public filings, which were made in connection with the merger. The reductions were partially offset by compensation costs of $267,000 resulting from the adoption of SFAS 123(R).
Intangible Assets Amortization. Intangible assets amortization of $70,000 per quarter recorded in each of the second quarters of 2006 and 2005 was a result of intangible assets obtained through our acquisition of Kanisa.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense. Second quarter 2006 results reflect net other income of approximately $11,000 or 0.1% of revenues compared to $48,000 or 0.7% of revenues in the second quarter 2005.
Six Months Ended June 30, 2006 and 2005
     The comparison of our performance during the six months ended June 30, 2006 to the same period of 2005 is significantly impacted as the Kanisa financial performance between January 1, 2005 and February 7, 2005 was not reflected in the 2005 results.
Revenues
     Total revenues increased 31.2% to $14.5 million in the six months ended June 30, 2006 from $11.0 million in the six month period ended June 30, 2005. License revenues increased 42.0% to $5.9 million for the six months ended June 30, 2006 from $4.2 million for the period ended June 30, 2005. The increase resulted from an increase in the average license revenue recognized from new deployments. The average license revenue recognized from sales of new deployments was $369,000 up from $245,000 in first two quarters of 2005. The average license revenue from sales to existing customers was $111,000 per customer in the first two quarters of 2006 up from $72,000 in first two quarters of 2005. There were thirteen new license deployments, for the six months ended June 30, 2006 and ten new license deployments for the six months ended June 30, 2005.
     Service revenues increased 24.6% to $8.5 million for the period ending June 30, 2006 from $6.8 million for the same period of 2005. The increase was due to an increased combined install base due to the merger as well as an increase in the size of the average services implementation.
Cost of Revenues
     Cost of revenues increased 20.6% to $5.1 million in the first six months of 2006 from $4.3 million in the first six months of 2005. The increase is primarily due to the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration with customer systems.
     Cost of license revenues decreased to $413,000 in the first six months of 2006 from $420,000 in the first six months of 2005. Cost of license revenues as a percentage of revenues decreased to 2.9% from 3.8% due to the increase in license revenues and the better leverage of licensing costs. The decrease in the cost of license revenues was primarily attributable to a decrease in royalties and referral fees.
     Cost of service revenues increased 23.0% to $4.7 million in the first six months of 2006 from $3.8 million in the first six months of 2005. The increase is primarily due to the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration work to ensure compatibility with customer systems.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 33.3% to $4.9 million, or 34.1% of revenues, in the first six months of 2006 from $3.7 million, or 33.6% of revenues, in the first six months of 2005. The increase is primarily attributable to an increase in sales commission as a result of our higher revenues and compensation costs of $133,000 resulting from the adoption of SFAS 123(R).
Research and Development. Research and development expenses increased 22.6% to $3.5 million in the first six months of 2006 from $2.8 million in the first six months of 2005. The increase was primarily due to costs associated with the use of a third party development partner resulting from an increase in development activity and to compensation costs of $239,000 resulting from the adoption of SFAS 123(R). Research and development expenses as a percentage of revenues decreased to 24.0% from 25.7%.
General and Administrative. General and administrative expenses decreased 27.5% to $1.7 million, or 12.0% of revenues in the first six months of 2006 from $2.4 million, or 21.7% of revenues in the first six months of 2005. This change related to costs associated with our merger with Kanisa, including the cost of contractors who assisted with the integration and legal fees as well as general costs associated with public filings, which were made in connection with the merger. The reductions were partially offset by compensation costs of $443,000 resulting from the adoption of SFAS 123(R).
Intangible Assets Amortization. Intangible assets amortization of $140,000 and $117,000, respectively, recorded in the first six months of 2006 and 2005, respectively was a result of intangible assets obtained through our acquisition of Kanisa.
Restructuring. There was approximately $1.4 million in restructuring expense in the first six months of 2005 relating to severances paid in conjunction with layoffs that occurred as a result of the streamlining of our work force after the Kanisa acquisition. During the six months ended June 30, 2006, $225,000 in severance payments were made. As of June 30, 2006, all severance payments attributable to the restructuring have been paid in full.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense. The results for the first six months of 2006 reflect net other income of approximately $20,000 or 0.1% of revenues compared to $199,000 or 1.8% of revenues in first six months of 2005. The decrease is primarily due to interest paid on outstanding debt and a decrease in realized gains from the sale of securities as no securities were sold during the six months ended in 2006.
Liquidity and Capital Resources
     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and debt borrowings.
     As of June 30, 2006, we had $10.4 million in cash, cash equivalents and marketable securities compared to $12.2 million as of December 31, 2005.
     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, hold operating expenses steady, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of our 2006 operations through operating revenue, our cash balances and through availability under our line of credit.
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
     We incurred a net loss of $.9 million in the first six months of 2006, as compared to a net loss of $3.4 million in the first six months of 2005. Over the past three years, we have taken substantial measures to streamline our costs and we believe that we have improved our chances of achieving profitability in 2006 if we are able to increase our revenues and maintain reasonable expense levels in the near future.
     The net cash used by operating activities was $1.8 million for the first six months of 2006 and net cash used for operating activities was $5.5 million for the first six months of 2005. The lower net cash used by operating activities in the first six months of 2006 was principally the result of decreasing our net loss for the six months ended June 30, 2006. In addition, there was a decrease in deferred revenue of approximately $1.2 million. The primary reason for the change in deferred revenue was the result of a large customer invoiced in 2005 that the installation and customer acceptance was not received until the first quarter of 2006. Thus, a large portion of the deferred revenue at December 31, 2005 was recognized in 2006 when customer acceptance was obtained.

     Net cash provided by investing activities of $2.9 million in the first six months of 2006 is primarily due to the sale of marketable securities. This was comprised of $3.4 million of proceeds from the sale of marketable securities which provided cash offset by $449,000 of equipment purchases, which used cash from investing activities.
     Net cash provided by financing activities of $430,000 during the first six months of 2006 was primarily due to drawing on our equipment line of credit. In addition, $193,000 of cash was provided by the exercise or stock options. This cash provided was offset by cash used in repaying our revolving line of credit. Net cash used in financing activities for the first six months of 2005 was not significant.
Contractual Obligations
     As of June 30, 2006, we are obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Included in the table below are our contractual obligations as of June 30, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Revolving credit line	$3,250	$3,250	$—	$—
Equipment line	611	268	343	—
Capital lease obligations	51	24	27	—
Operating lease obligations	981	495	486	—

Total contractual obligations	$4,893	$4,037	$856	$—

Related Party Transactions
     Our marketable securities are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At June 30, 2006, the cash balance with this investment firm was approximately $1,273,000. Cash is defined as cash and cash equivalents maturing within 30 days.
Recent Accounting Pronouncements
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires that all voluntary changes in accounting principles be recognized as a retroactive restatement of all periods, presented except when retroactive restatement is impracticable. In addition, SFAS No. 154 also requires that a change in depreciation method be accounted for as a change in accounting estimate that is affected by a change in accounting principle, which would be accounted for in the period of change if the change affects that period only and also in future periods if the change affects both the period of change and future periods. SFAS No. 154 also eliminates paragraph 4 of APB 20, which specifies that APB 20 does not apply to changes made to comply with new pronouncements. This Statement will require that any change in an accounting principle made as a result of adopting a new pronouncement be reported following the same guidance as that for voluntary changes in accounting principles, unless the new pronouncement’s transition provisions require another method. SFAS No. 154 was adopted on January 1, 2006 and has had no impact on our financial statements.
      In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. We are currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for stock option awards as the options vest. The amount of compensation expense recognized is based upon the grant date fair value estimated under the Black-Scholes formula in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We use the straight-line method of recognizing compensation expense for stock option awards granted prior to December 31, 2005 containing both graded vesting and straight line vesting. We used the accelerated method for grants issued on or after January 1, 2006. For all periods ended December 31, 2005 or earlier, including the three and six month periods ended June 30, 2005, we used the disclosure only provisions of SFAS No 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This allowed us to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), under which we disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Subsequent to the adoption of SFAS 123(R), compensation cost for all equity awards, regardless of when granted, will be recognized based on the number of awards vesting in each period.
     In addition, SFAS 123R requires us to estimate the amount of expected forfeitures in calculating compensation expense for all outstanding awards. Throughout previous reporting periods under the pro forma method, we accounted for the forfeitures using an average turnover rate. The financial statements for prior periods have not been restated as restatement is not required.
     The impact of adopting SFAS 123R for the three and six months ended June 30, 2006 was an increase of our net loss by approximately $488,000 and $894,000, respectively. Of this additional $488,000 compensation expense for the three months ending June 30, 2006, $37,000 has been included within cost of services, $55,000 has been included within sales and marketing expenses, $129,000 has been included within research and development, and $267,000 has been included within general and administrative expenses. Of the additional $894,000 compensation expense for the six months ended June 30, 2006, $79,000 has been included within cost of services, $133,000 has been included within sales and marketing expenses, $239,000 has been included within research and development, and $443,000 has been included within general and administrative expenses.
     Prior to the adoption of SFAS 123R, we applied a “straight-line vesting” approach to recognizing compensation cost relating to the vesting of stock options.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 7% in the first six months of 2006 and 5% in the first six months of 2005, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
     Our interest income is sensitive to changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term instruments. Our interest expense on our line of credit it sensitive to changes in the general level of United States interest rates, because the rate is not fixed.
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
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      On June 9, 2006, we filed a lawsuit against Inquira, Inc. (“Inquira”) in the United States District Court for the District of Delaware claiming that Inquira has, among other items, infringed and induced infringement of one of our patents. We are seeking the following remedies in the suit: injunctions enjoining and restraining Inquira, its officers, directors, agents, employees and all others in active concert or participation with them from directly infringing or inducing or contributing to the infringement of our patents; a judgment and order requiring Inquira to pay damages, together with interest, costs and attorney’s fees; and other appropriate damages. We are not able to predict the outcome of this lawsuit.
Item 1A. Risk Factors
     We have evaluated our risk factors and determined that there have been no material changes to the risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K, on March 31, 2006.
Item 6. Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company(2)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (3)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (4)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOVA SOFTWARE, INC.

Date: August 14, 2006	By:	/s/ THOMAS MUISE Thomas Muise
Principal Financial Officer

Exhibit Index
3.1	Third Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company(2)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (3)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (4)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.