Form 10-Q
period 2006-09-30
KNOVA SOFTWARE, INC.
filed 2006-11-14
CIK 1062606

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the close of business on November 14, 2006 was 8,900,633.

Knova Software, Inc.
Form 10-Q
September 30, 2006
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KNOVA Software, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,277	$6,731
Marketable securities	1,075	5,461
Accounts receivable, less allowance for doubtful accounts of $125 at September 30, 2006 and $126 at December 31, 2005	6,379	6,442
Prepaid expenses and other current assets	460	781

Total current assets	17,191	19,415
Non current assets
Property and equipment
Office furniture, equipment, and leasehold improvements	1,518	1,518
Computer equipment	5,924	5,166

Total property and equipment	7,442	6,684
Less accumulated depreciation	(6,614)	(6,319)

Property and equipment, net	828	365
Intangible assets, net of amortization of $1,415 at September 30, 2006 and $778 at December 31, 2005	4,267	4,604
Goodwill	14,814	14,485
Other noncurrent assets	61	123

Total noncurrent assets	19,970	19,577

Total assets	$37,161	$38,992

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,433	1,636
Accrued compensation and benefits	793	1,003
Deferred revenue — licenses	118	1,571
Deferred revenue — services	5,521	5,114
Accrued restructuring charges	20	261
Line of credit — short term	2,175	3,600
Current portion of capital lease obligations	21	40
Current portion of equipment loan	372	—
Other current liabilities	969	795
Commitments and Contingencies	100	—

Total current liabilities	12,522	14,020
Noncurrent deferred revenue	598	182
Other non-current liabilities	63	89
Long term portion of equipment loan	431	—
Capital lease obligations	22	35

Total liabilities	13,636	14,326
Commitments and Contingencies
Stockholders’ equity
Common stock, $0.01 par; 50,000 shares authorized, 8,901 and 8,744 shares outstanding at September 30, 2006 and December 31, 2005, respectively	89	87
Additional paid in capital	103,387	101,472
Treasury stock, 26 shares at September 30, 2006 and December 31, 2005	(151)	(151)
Deferred compensation	—	(5)
Warrants	6,549	6,549
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(86,349)	(83,274)

Total stockholders’ equity	23,525	24,666

Total liabilities and stockholders’ equity	$37,161	$38,992

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Licenses	$2,086	$2,208	$8,054	$6,409
Services	3,710	3,511	12,229	10,351

Total revenues	5,796	5,719	20,283	16,760

Cost of revenues
Cost of licenses	225	227	639	647
Cost of services	2,047	2,186	6,778	6,034

Total cost of revenues	2,272	2,413	7,417	6,681

Gross margin	3,524	3,306	12,866	10,079
Operating expenses
Sales and marketing	2,837	2,080	7,775	5,784
Research and development	1,754	1,364	5,236	4,205
General and administrative	826	777	2,566	3,175
Intangible assets amortization	70	70	210	187
Restructuring charges	139	—	139	1,355

Total operating expenses	5,626	4,291	15,926	14,706

(Loss) income from operations	(2,102)	(985)	(3,060)	(4,627)
Other income (expense)
Interest expense	(29)	(2)	(66)	(5)
Other, net	(6)	45	51	247

Other income (expense), net	(35)	43	(15)	242

Net (loss) income	($2,137)	($942)	($3,075)	($4,385)

Net (loss) income per common share, basic	($0.24)	($0.11)	($0.35)	($0.53)
Net (loss) income per common share, diluted	($0.24)	($0.11)	($0.35)	($0.53)

Shares used in computing per share amounts, basic	8,828	8,725	8,782	8,212

Shares used in computing per share amounts, diluted	8,831	8,725	8,783	8,212

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except per share amounts)
(Unaudited)

								Accumulated
								other		Total
	Common stock		Additional	Treasury stock		Deferred		comprehensive	Accumulated	Stockholders’
	Shares	Amount	paid in capital	Shares	Amount	Compensation	Warrants	(loss) gain	Deficit	Equity
Balance at December 31, 2005	8,744	$87	$101,472	26	$(151)	$(5)	$6,549	$(12)	$(83,274)	$24,666
Exercise of stock options	75	1	194							195
Stock based compensation expense	—	—	1,418	—	—	5	—	—	—	1,423
Issuance of common stock for company purchase	82	1	303							304
Comprehensive loss:
Unrealized gain on short term investments	—	—	—	—	—	—	—	(24)	—	(24)
Reclassification adjustment for net losses realized in net loss	—	—	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	—	—	(3,075)	(3,075)
Total comprehensive loss										$(3,063)

Balance at September 30, 2006	8,901	$89	$103,387	26	$(151)	$—	$6,549	$—	$(86,349)	$23,525

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities	($3,075)	($4,385)
Net loss
Adjustments to reconcile net loss to net cash used in operations:
Non cash items:
Depreciation	299	330
Amortization of intangible assets	637	566
Stock based compensation	1,423	505
Non-cash charge for shares of common stock	304	—
Forfeiture of restricted stock	—	(75)
Acquired in-process research and development	—	421
Loss on disposal of equipment	—	4
Net loss (gain) on sale of investments	33	(282)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable	64	255
Decrease (increase) in other assets	382	(41)
(Decrease) increase in accounts payable	798	(1,180)
(Decrease) increase in accrued compensation	(210)	(182)
(Decrease) increase in accrued restructuring charges	(241)	330
Decrease in deferred revenue	(629)	(258)
(Decrease) increase in other liabilities	247	(425)

Net cash provided by (used in) operating activities	32	(4,417)

Cash flows from investing activities
Purchases of marketable securities	—	(5,698)
Proceeds from sale of marketable securities	4,365	9,319
Proceeds from sale of assets	—	1
Proceeds from acquisition of Active Decisions	75
Acquisition costs for business combination	(704)	—
Acquisition costs for Kanisa merger	—	(561)
Cash acquired from Kanisa merger	—	3,779
Property and equipment acquisitions	(762)	(127)

Net cash provided by investing activities	2,974	6,713

Cash flows from financing activities
Repayments of principal of capital lease obligations	(32)	(32)
Repayments of revolving line of credit, net	(1,425)	—
Proceeds from borrowings	803	—
Proceeds from stock option exercises	194	14

Net cash used in financing activities	(460)	(18)

Increase in cash and cash equivalents	2,546	2,278
Cash and cash equivalents at beginning of period	6,731	1,672

Cash and cash equivalents at end of period	$9,277	$3,950

Supplemental disclosures of cash flow information:
Cash paid for interest	$60	$5

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for company purchase	$304	—

See accompanying condensed notes to unaudited interim consolidated financial statements

KNOVA Software, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,137,000 and $3,075,000 for the three and nine months ended September 30, 2006, and may incur additional losses during the remainder of 2006. The ability of the Company to continue in its present form is largely dependent on its ability to generate additional revenues, achieve profitability and positive cash flows or to obtain additional debt or equity financing. Management believes that the Company has the ability to do so and plans to fund operations over the next 12 months through cash the Company expects to generate from operations and current cash balances. There is no assurance that the Company will be successful in obtaining sufficient license and service fees from its products or alternatively, to obtain additional financing on terms acceptable to the Company.
Note 2. Unaudited Interim Financial Information
     The accompanying unaudited balance sheet as of September 30, 2006 and related unaudited consolidated statements of operations, unaudited consolidated statements of cash flows and the unaudited consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As discussed in Note 9, the accounts of Kanisa Inc. (“Kanisa”) are included from the date of acquisition, February 8, 2005.
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
Revenue Recognition
      We recognize revenue in accordance with Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition”, and Statement of Position No. 98-9, “Modification of SOP No. 97-2.” These Statements of Position require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is probable. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
At the time of the transaction, we assess whether the fee associated with our revenue transaction is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue on the earlier of due date or the date on which cash is collected.

We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we will defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.
For all sales, we use either a signed license agreement or a binding purchase order (primarily for maintenance renewals) as evidence of an arrangement.
For arrangements with multiple obligations (for example, undelivered maintenance and support), we will allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements, which is specific to us. This means that we will defer revenue from the arrangement fee equivalent to the fair value of the undelivered elements. Fair value for the ongoing maintenance and support obligation is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Fair value of services, such as training or consulting, is based upon separate sales by us of these services to other customers.
Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.
We recognize revenue for maintenance and hosting services ratably over the contract term. Our training and consulting services are billed based on hourly rates, and we will generally recognize revenue as these services are performed. However, at the time of entering into a transaction, we will assess whether or not any services included within the arrangement require us to perform significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests. If these services are included as part of an arrangement, we recognize the entire fee using the percentage of completion method. We estimate the percentage of completion based on our estimate of the total costs estimated to complete the project as a percentage of the costs incurred to date and the estimated costs to complete.
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
Stock Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of compensation expense for stock option awards as the options vest. The amount of compensation expense recognized is based upon the grant date fair value estimated under the Black-Scholes formula in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company uses the straight-line method of recognizing compensation expense for stock option awards granted prior to December 31, 2005 containing both graded vesting and straight line vesting. The Company uses the accelerated method for grants issued on or after January 1, 2006. For all periods ended December 31, 2005 or earlier, including the period ended September 30, 2005, the Company used the disclosure only provisions of SFAS No 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This allowed the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), under which the Company disclosed the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123.
     In addition, SFAS 123R requires the Company to estimate the amount of expected forfeitures in calculating compensation expense for all outstanding awards. Throughout previous reporting periods under the pro forma method, the Company accounted for the forfeitures using an average turnover rate. The financial statements for prior periods have not been restated as it is not required.
     The impact of adopting SFAS 123R for the quarter ended September 30, 2006 was an increase of the Company’s net loss by approximately $524,000 or a net loss per common share basic and diluted, of $0.06. Of this additional $524,000 compensation expense, $40,000 has been included within cost of services, $83,000 has been included within sales and marketing expenses, $164,000 has been included within research and development, and $237,000 has been included within general and administrative expenses. The impact of adopting SFAS 123R for the nine months ended September 30, 2006 was an increase in the Company’s net loss of $1,418,000 or a net loss per common share, basic and diluted, of $0.16. Of this additional $1,418,000 compensation expense, $119,000 has been included within cost of services, $215,000 has been included within sales and marketing expenses, $404,000 has been included within research and development, and $680,000 has been included within general and administrative expenses.
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

	For the three months	For the nine months
	ended	ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share amounts)
Net income (loss) as reported	$(942)	$(4,385)

Add: Stock based compensation expense included in reported net loss	$5	$398

Less: Total stock based compensation expense under SFAS No. 123	$(341)	$(2,226)

Pro forma net loss	$(1,278)	$(6,213)

Weighted average shares used to calculate basic and diluted loss per share	8,725	8,212

Earnings per share as originally reported	$(0.11)	$(0.53)

Pro forma net loss per share, basic and diluted	$(0.15)	$(0.76)

In calculating the compensation expense relating to SFAS 123R using the Black-Scholes model, certain assumptions need to be made. To calculate volatility, the Company examined its historical volatility rate and averaged this with a sampling of companies within its peer group. The Company chose this blended volatility because after analyzing its data, the Company decided that historical volatility was not the best indicator of the future particularly given the 2005 merger. The volatility was calculated as of the period ended June 30, 2006. Essentially, the volatility used will be calculated based on volatility for the end date of the prior quarter. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used. In addition, the Company calculated the expected term of the options to be 6 years based on its historical average life of options. With a lack of visibility into the future, the Company determined that that the historical method for calculating average option life was consistent with the expected term of the options. The interest rate utilized in the Black — Scholes calculation is the interest rate of a five year treasury bill also referred to as a T–bill. The following are assumptions that were used to estimate the fair value of the options granted in the third quarters of 2006 and 2005:

	2006	2005
Risk-free interest rate	4.71%	4.02%
Expected Dividend Yield	0.00%	0.00%
Expected lives in years	5.99%	5.68
Expected volatility	100.50%	118.75%
Impact of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements, including stock options and grants and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for the Company in the quarter ending March 31, 2006.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements.
     On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements.
     In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of FASB Statement 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is in the process of evaluating the impact of SFAS 155.
     In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 amends SFAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on its financial position, results of operations, or cash flows.
     In June 2006, FASB ratified the consensuses reached in the EITF 06-3: “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. For taxes within the scope of this issue, the consensus will indicate that gross vs. net income statement classification of that tax is an accounting policy decision. The consensus itself will not require an entity to change its current policy related to the classification of these taxes. However, voluntarily changing from gross to net presentation or vice versa would be considered a change in accounting policy, which would require the application of FASB Statement No. 154, “Accounting Changes and Error Corrections”. As a result, any such change would need to be considered preferable. The EITF will emphasize that the consensus on this issue should not be used as a basis for concluding that a particular presentation (e.g., gross presentation) is preferable. In addition, for taxes within the scope of this issue that are significant in amount, the consensus will require the following disclosures: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The latter disclosure may be provided on an aggregate basis. This consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company does not believe that EITF 06-3 will have an impact on its financial statement presentation.
     In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”) which requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. Management is currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for the Company on January 1, 2007.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 ( R )” (SFAS No. 158). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of FAS 158 on its financial position and results of operations. As the Company does not have a defined benefit pension or other postretirement account, this will have no impact.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Public companies have traditionally quantified financial statement errors using one of two methods: 1) The “roll-over” method: This method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements but can lead to the accumulation of misstatements in the balance sheet. 2) The “iron curtain” method: This method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction. In SAB 108, the SEC staff established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this Staff Accounting Bulletin. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Note 4. Debt
Credit Facilities
     On December 21, 2005, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”). The Agreement provides for the Bank to make advances to the Company until December 19, 2007, of up to $4,000,000 in the aggregate, as a revolving facility and to provide an equipment loan of up to $1,000,000. As part of the revolving loan, the Bank may issue up to $3,000,000 in aggregate of letters of credit, provide cash management services and provide entry into foreign exchange forward contracts. Pursuant to the Agreement, the loans considered to be under the revolving accounts receivable credit line will bear interest at the prime rate plus one-half of one percent, depending on the Company’s quick asset ratio. All loans under the Agreement will be due by December 19, 2007, unless accelerated or otherwise paid prior to that time. The Company’s obligations under the Agreement are secured by certain assets of the Company (excluding its intellectual property) and the Company has agreed not to pledge its intellectual property rights during the term of the loan. The Company is subject to customary affirmative and negative covenants under the Agreement, including restrictions on the ability to incur additional indebtedness and maintenance of a minimum tangible net worth. The Agreement also includes customary events of default, including bankruptcy events, entry of judgments against the Company and occurrence of material adverse changes. Upon the occurrence of an event of default, the Bank may cease to provide advances. As of September 30, 2006 and December 31, 2005, there was $2,978,000 and $3,600,000, respectively, outstanding under the Agreement.
     Of this $2,978,000 outstanding at September 30, 2006, roughly $2,175,000 related to the revolving credit facility. The remaining $803,000 related to the equipment loan, of which $372,000 is due and payable within one year and $431,000 is due and payable in excess of one year. From the date of the equipment loan advance through the applicable maturity date, the Company will make equal monthly installments of principal based on a 30 month straight-line amortization schedule plus interest on the outstanding amount of the equipment loan. The loans considered to be the equipment credit line will bear interest at the prime rate plus 2.00%.
Note 5. Net Loss Per Share
     The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Numerator:
Net (loss) income	($2,137)	($942)	($3,075)	($4,385)

Denominator:
Denominator for basic and diluted earnings per share - weighted average shares	8,828	8,725	8,782	8,212

Net (loss) income per share, basic and diluted	($0.24)	($0.11)	($0.35)	($0.53)

     Dilutive securities include options and warrants, as if converted. Potentially dilutive securities totaling 3,613,411 and 1,271,922 shares at September 30, 2006 and 2005, respectively, were excluded from historical basic and diluted loss per share because of their antidilutive effect. The number of outstanding options to purchase common stock for which the option exercise price exceeded the average market price of the Company’s common stock aggregated 1,728,793 and 1,248,004 shares at September 30, 2006 and 2005, respectively.
Note 6. Segment Information
The Company has one business segment.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Revenues (a)
United States	$5,439	$5,540	$19,048	$16,060
International	357	179	1,235	700

Total	$5,796	$5,719	$20,283	$16,760

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
Note 8. Stock Option Plan
     Effective April 2000, the Company’s Board of Directors approved the ServiceWare Technologies, Inc. 2000 Stock Incentive Plan (the “Plan”) which amended and restated the 1996 ServiceWare, Inc. Amended and Restated Stock Option Plan (the “1996 Plan”). The Plan is administered by the Board of Directors and provides for awards of stock options to employees, officers, directors, consultants and advisors. In May 2005, the Company’s stockholders approved amendments to the 2000 Stock Incentive Plan to: (i) increase the maximum aggregate number of shares of common stock available for issuance under the Plan from 1,240,817 to 2,453,387 shares and to reserve an additional 1,212,570 shares of common stock for issuance in connection with awards granted or to be granted under the Plan; (ii) approve an increase in the grant limit under the Plan from 100,000 to 500,000 shares per participant per fiscal year, and (iii) change the name of the Plan to “Knova Software, Inc. 2000 Stock Incentive Plan.” The maximum aggregate number shares of the Company’s Common Stock that may be subject to grants made under the Plan is increased by any shares of Common Stock covered by any unexercised portion of stock options granted under the 1996 Plan that terminate after April 11, 2005, and also by an automatic annual increase on the first day of each fiscal year of the Company beginning on or after January 1, 2006 and ending on or before December 31, 2010 equal to the lesser of (i) 100,000 shares, (ii) 6.25% of the shares outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Company’s Board of Directors. The Company’s practice is to issue shares for exercised options from both treasury and new share pools as needed.

     In January 2006, the standard annual increase of 100,000 options went into effect. In addition, during June 2006, the shareholders approved an amendment to the Company’s stock option plan to increase the number of shares by an additional 350,000 such that the maximum aggregate number of shares of the common stock available for issuance under the Plan has now been increased to 2,909,387.
     Management and the Board of Directors determined the exercise price of incentive stock options for the period from April 2000 through the Company’s initial public offering in August 2000 (“IPO”). After the IPO, the exercise price of incentive stock options is the closing market price of the Company’s Common Stock on the date of the grant. The Board of Directors also determines the exercise price of nonqualified options. Options generally vest over a four-year period or over such other period as the Board of Directors determines, and may be accelerated in the event of certain transactions such as merger or sale of the Company. These options expire within ten years after the date of grant. As of June 30, 2006, all restricted stock was vested.
     The following tables summarize option activity for the nine months ended September 30, 2006 and 2005 respectively:

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding December 31, 2005	2,090,514	$2.50-$70.00	$4.37
Options granted	642,250	$2.43-$ 3.95	$3.19
Options exercised	(75,374)	$2.50-$ 3.20	$2.58
Options forfeited	(112,263)	$2.60-$70.00	$4.06

Options outstanding September 30, 2006	2,545,127	$2.43-$70.00	$4.14

Options exercisable September 30, 2006	1,248,004	$2.43-$36.00	$4.75

	Options	Option Price	Weighted Average
	Outstanding	Range per Share	Exercise Price

Options outstanding December 31, 2004	867,049	$2.50-$70.00	$5.10
Options granted	1,374,940	$3.70-$ 4.60	$4.17
Options exercised	(2,140)	$2.60-$ 3.80	$3.72
Options forfeited	(307,418)	$2.60-$25.00	$4.88

Options outstanding September 30, 2005	1,932,431	$2.50-$70.00	$4.48

Options exercisable September 30, 2005	812,841	$2.50-$70.00	$4.85

     The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $488,965 and $290,208, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1,652,445 and $4,796,891, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $875, and $189,453 , respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $3,357 and $7,697, respectively. The cost is expected to be recognized over a weighted-average period of four years.
Note 9. Acquisitions
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
     Pursuant to the merger, the Kanisa stockholders received a total of 3,501,400 shares of common stock of the Company, which represented 40% of post-merger common stock outstanding. Warrants to purchase an additional 423,923 shares of common stock at an exercise price of $7.20 per share were issued to the Kanisa stockholders. These warrants will expire in January 2009. The fair value of each warrant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

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
     The merger contemplated a name change for the Company. Effective May 27, 2005, the Company’s name was changed to “Knova Software, Inc.”
     On September 11, 2006, the Company purchased the assets and intellectual property of Active Decisions, Inc. through a newly formed wholly owned subsidiary of the Company. In pursuing the acquisition, the Company determined that the “guided selling” features of the Active Decisions technology would be a valuable feature when added to KNOVA’s suite of products.
     Pursuant to the acquisition, the shareholders of Active Decisions are to receive a total of 101,429 shares of common stock of the Company. Of these shares 81,143 shares at a price of $3.75 or $304,286, were issued to the Active Decisions shareholders at closing and 20,286 shares at a price of $3.75 or $76,073 are being held in escrow (the “hold-back shares”). The hold-back shares are deemed to be “contingent consideration” until the hold-back period lapses. The hold-back shares will be held until September 11, 2008 and until then are to be used as collateral for claims the Company may have under the purchase agreement. No warrants were issued in conjunction of this transaction. The fair value of the shares issued is 101,429 shares at a price of $3.75 per share or $380,359.
      The results of operations of Active Decisions are included in the Company’s consolidated financial statements.
     The following table summarized the allocations of the total purchase price consisting of $380,000 of the Company’s common stock for the fair value of the assets and liabilities assumed as of the date of acquisition (in thousands) less $75,000 hold-back shares which equals a net purchase price of $304,286.

Cash and cash equivalents	$75
Intangible assets:
Core and developed technologies	113
Customer contracts/customer relations	188
Goodwill	246
Deferred revenue	(317)

Net assets acquired	$305

     The core and developed technologies of $113,000 were assigned a useful life of 7 years and customer contracts/customer relations of $188,000 were assigned a useful life of 5 years. These intangible assets are being amortized using the straight-line method over their estimated useful lives.
     When the contingency is resolved and appropriate hold-back shares released, their fair value will be treated as an additional cost of the acquired entity and included in goodwill associated with the acquisition.
Pro forma results of Active Decisions Acquisition
     The following pro forma results of operations reflect the combined results of the Company and Active Decisions as if the combination occurred at the beginning of 2006. The information used for this pro forma disclosure was obtained from internal financial projections prepared by KNOVA’s financial analyst for the period January 1, 2006 through September, 2006.

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	2006	2006
Revenues	$6,097	$21,364
Net loss	($1,976)	($2,619)
Net loss per share	($0.22)	($0.30)
Shares used in per share calculation	8,828	8,782

Pro forma results of Kanisa Merger
     The following pro forma results of operations reflect the combined results of the Company and Kanisa as if the combination occurred at the beginning of 2005. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Kanisa for the period January 1, 2005 through February 7, 2005.

	For the three months ended September 30,	For the nine months ended September 30,
	2005	2005
Revenues	$5,719	$17,166
Net loss	($1,363)	($4,806)
Net loss per share	($0.16)	($0.59)
Shares used in per share calculation	8,725	8,212
     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had actually been completed as of the assumed date and period presented. The actual results for the three and nine months ended September 30, 2005 include the results for Kanisa from February 8, 2005 through September 30, 2005.
Note 10. Restructuring Charges
     During the first quarter 2005, in connection with the integration of its acquisition of Kanisa, the Company approved a plan to streamline its operations. The workforce reduction of 21 employees consisted of one executive, three from general and administrative, nine from research and development, three from professional services and five from sales. During the quarter ended March 31, 2005, the Company recorded restructuring charges of approximately $1.4 million, including stock based compensation of $242,000 for one executive. During the nine months ended September 30, 2006, $226,000 in severance payments were made. All severance payments attributable to this restructuring have been paid in full as of the quarter ended June 30, 2006.
     During the third quarter of 2006, in connection with the integration of its acquisition of Active Decisions, Inc the Company executed a plan to streamline operations and remove redundant positions. In total, 14 positions were eliminated. The workforce reduction of 14 employees consisted of one executive, two from sales, three from research and development, and eight from professional services and customer support. During the quarter ended September 30, 2006, the Company recorded restructuring chargers of $139,000 with no stock based compensation. During the quarter ended September 30, 2006, $120,000 of the restructuring charge was paid. The Company anticipates the remaining $19,000 will be paid out in the fourth quarter of 2006.
Note 11. Commitments and Contingencies
     KNOVA is currently in discussions with one of the resellers to settle a dispute for $100,000 in cash. Though the Company believes it has no legal or ethical obligation to incur this expenditure, the Company thinks it prudent to settle this dispute in order that it can further the relationship with this reseller. The financial statements therefore contain an accrual for $100,000.
     KNOVA has the following commitments relating to amortization for purchased core technology and customer relationships resulting from the acquisition of Active Decisions and the merger with Kanisa:

	Total	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Amortization, core technologies — Kanisa	$3,033	$569	$569	$569	$569	$569	$188
Amortization, customer relations — Kanisa	933	280	280	280	93	—	—
Amortization, core technologies — Active Decisions	113	16	16	16	16	16	33
Amortization, customer relations — Active Decisions	188	37	37	37	37	37	3

Total	$4,267	$902	$902	$902	$715	$622	$224

Note 12. Subsequent Events
     On October 24, 2006, at a regularly scheduled meeting of the Board of Directors a total of 14,500 incentive stock options were issued to newly hired employees. These options were authorized and granted under the Company’s Restated and Amended 2000 Stock Incentive Plan (the “Plan”), at an exercise price equal to the closing per share trading price of the Company’s common stock on October 24, 2006. The employees will have the right to exercise 25% of the above granted options on the one year anniversary of the date of grant with the remaining 75% vesting in 36 equal, consecutive monthly installments with the first such installment vesting on the thirteen month anniversary of the grant.
     As of October 30, 2006, the Board of Directors adopted a Management Retention Plan which provides for the payment of retention bonuses to management upon a change of control. The total bonus pool will equal 8% of the aggregate gross proceeds resulting from the change of control transaction reduced by the amount of severance pay otherwise payable to the participants in the management retention plan and the value of their in-the-money vested stock options. Of the total bonus pool, 96% is to be allocated in specified percentages among the Company’s chief executive officer and certain other officers. The remaining 4% is to be allocated to other individuals in proportions to be recommended by the chief executive officer and approved by the compensation committee. The Company’s Board of Directors has the discretion to add participants to the management retention plan and to increase the amount of the bonus pool accordingly. The retention bonuses are to be paid in cash within 30 days after the change of control transaction. Under this plan, a change of control is defined as either a sale, merger, consolidation, tender offer or similar acquisition such that the stockholders of the Company immediately prior to the transaction cease to hold a majority of the voting power of the surviving entity after consummation of the transaction or the sale of substantially all of the assets of the Company.

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
     The KNOVA Application Suite consists of the following business applications:
•	KNOVA Contact Center is an assisted-service application for customer service and help desk agents that enables them to resolve customer issues and questions more effectively. KNOVA Contact Center integrates a sophisticated knowledge management system with additional features such as search, collaboration, interview scripting, email response, and knowledge authoring. KNOVA Contact Center features business process support integrated with customer relationship management systems that can tailor the resolution experience based on the customer’s or employee’s issue or question.

•	KNOVA Self-Service is a self-service application that enables customers and employees to resolve their own issues and questions on an enterprise website. KNOVA Self-Service features business process support that can provide a personalized and guided resolution experience based on the issue or question the customer or employee has.

•	KNOVA Forums is an application for online customer and employee communities and forums that enables users to discuss and collaborate on topics of interest, including an enterprise’s products and services. KNOVA Forums enables customers and employees to assist each other, reducing service delivery costs and providing valuable insight to the enterprise.

•	KNOVA Guided Selling is a product comparison and recommendation application that enables customers via self-service, or employees assisting customers in person or via the contact center, to make informed decisions regarding which products or services best meet their needs. Based on the Active Advisor product, one of the assets purchased from Active Decisions Inc, KNOVA Guided Selling identifies each customer’s underlying needs, and dynamically generates relevant and balanced suggestions, as well as potential cross-sell and up-sell options.

•	KNOVA Field Service is a mobile support application that enables field technicians and service professionals to search the knowledge base and resolve problems at the customer site. KNOVA Field Service runs on a disconnected laptop computer and synchronizes via a network connection with the Field Service application server to update the knowledge base content.

•	KNOVA Knowledge Desk is a packaged knowledge management solution for service and help desks to resolve questions, author knowledge, and manage repositories of intellectual capital. KNOVA Knowledge Desk is integrated with traditional service and help desk applications from companies such as Remedy and Hewlett Packard (“HP”). It is based on a patented self-learning search technology that is designed to improve with usage. KNOVA Knowledge Desk features application modules for different user types and functions.
The Company announced General Availability of a significant new release of the core Contact Center, Self-service, and Forum applications on September 25, 2006. The updated version, known as KNOVA 7, introduced new capabilities in the areas of segmentation and personalization, analytics, and business user control over the customer experience, among others. In addition, the Company designed the KNOVA 7 release to include the functionality of both the former Kanisa and ServiceWare product lines, and therefore believes it provides a migration path for both installed bases, while consolidating future development behind a single, integrated platform.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: (i) revenue recognition on license fees, (ii) estimates of doubtful accounts receivable, (iii) the valuation of intangible assets and goodwill, and (iv) the volatility utilized to record compensation expense relating to the adoption of FASB 123(R). For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005.
Description of Statement of Operations
Revenues
     We market and sell our products primarily in North America through our direct sales force. Internationally, we market our products through value-added resellers, software vendors and system integrators as well as our direct sales force. International revenues were 6% of total revenues for the first nine months of 2006. International revenues were 4% of total revenues for the first nine months of 2005. Revenues generated by resellers, including international resellers, were 2% in the first nine months of 2006 and 3% in the first nine months of 2005. We derive our revenues from licenses for software products and from providing related services, including installation, training, consulting, customer support and maintenance and hosting contracts. License revenues primarily represent fees for perpetual licenses. Service revenues contain variable fees for installation, training and consulting, hosting, reimbursements for travel expenses that are billed to customers, as well as fixed fees for customer support and maintenance contracts. Services revenues are generated primarily from time and materials contracts, but in the first nine months of 2006, we also had fixed fee contracts accounting for approximately 1% of our services revenues during such period. In the first nine months of 2005 we had fixed fee contracts of approximately 8% of our services revenue.
Cost of Revenues
     Cost of license revenues consists primarily of the expenses related to royalties and amortization of purchased technology. Cost of service revenues consists of the salaries, benefits, direct expenses and allocated overhead costs of customer support and services personnel, reimbursable expenses for travel that are billed to customers, and fees for sub-contractors.
Operating Costs
     We classify our core operating costs into four general categories: sales and marketing, research and development, general and administrative, and intangible assets amortization based upon the nature of the costs. Restructuring charges are presented separately to enable the reader to determine core operating costs. We allocate the total costs for overhead and facilities, based upon headcount, to each of the functional areas that benefit from these services. Allocated charges include general overhead items such as building rent, equipment leasing costs, telecommunications charges and depreciation expense. Sales and marketing expenses consist primarily of employee compensation for direct sales and marketing personnel, travel, public relations, sales and other promotional materials, trade shows, advertising and other sales and marketing programs. Research and development expenses consist primarily of expenses related to the development and upgrade of our proprietary software and other technologies. These expenses include employee compensation for software developers and quality assurance personnel and third-party contract development costs. General and administrative expenses consist primarily of compensation for personnel and fees for outside professional advisors. Intangible assets amortization expense consists primarily of the amortization of intangible assets acquired through our acquisitions of Kanisa and Active Decisions. These assets (other than goodwill) are amortized on a straight line basis over their respective estimated useful lives. Restructuring charges consist of costs incurred in connection with streamlining our work force as a result of the combination with Kanisa and after the acquisition of Active Decisions.

Results of Operations
The following table sets forth the consolidated statement of operations data as a percentage of total revenues for each of the periods indicated:
     The comparison of our performance during the nine months ending September 30, 2006 to the nine months ending September 30, 2005 is impacted as the Kanisa financial performance between January 1, 2005 and February 7, 2005 was not reflected in the 2005 results, as the acquisition was completed on February 8, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Licenses	36.0%	38.6%	39.7%	38.2%
Services	64.0%	61.4%	60.3%	61.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of licenses	3.9%	4.0%	3.2%	3.9%
Cost of services	35.3%	38.2%	33.4%	36.0%

Total cost of revenues	39.2%	42.2%	36.6%	39.9%

Gross margin	60.8%	57.8%	63.4%	60.1%
Operating expenses Sales and marketing	48.9%	36.4%	38.3%	34.5%
Research and development	30.3%	23.9%	25.8%	25.1%
General and administrative	14.3%	13.6%	12.7%	18.9%
Intangible assets amortization	1.2%	1.2%	1.0%	1.1%
Restructuring charges	2.4%	0.0%	0.7%	8.1%

Total operating expenses	97.1%	75.0%	78.5%	87.7%

Loss from operations	(36.30)%	(17.2)%	(15.1)%	(27.6)%
Other income (expense), net	(0.6)%	0.8%	(0.1)%	1.4%

Net loss	(36.9)%	(16.5)%	(15.2)%	(26.2)%

Three Months Ended September 30, 2006 and 2005
Revenues
     Total revenues increased 1.3% to $5.8 million in the third quarter of 2006 from $5.7 million in the third quarter of 2005. License revenues decreased 5.5% to $2.1 million in the third quarter of 2006 from $2.2 million in the third quarter of 2005. The decrease resulted from a decrease in the average license revenue recognized from new deployments. There were seven new deployments in the third quarter of 2006 compared to eight in the third quarter of 2005. The average license revenue recognized from sales of new deployments was $108,000 per customer in the third quarter of 2006 compared to $213,000 per customer in the third quarter of 2005.
     Service and maintenance revenues increased 5.7% to $3.7 million in the third quarter of 2006 from $3.5 million in the third quarter of 2005. The increase was primarily due to greater support and maintenance revenue as a result of our larger install base.
Cost of Revenues
     Cost of revenues decreased 5.8% to $2.3 million in the third quarter 2006 from $2.4 million in third quarter 2005. The decrease is primarily due to a decrease in reimbursable expenses offset by increases in salaries and the effects of SFAS 123 R for which we recognized additional compensation expense. These reimbursable expenses are travel and related expenses which are incurred by KNOVA employees or contractors while on consulting projects and are billed back to the customer.
     Cost of license revenues decreased to $225,000 in third quarter 2006 from $227,000 in third quarter 2005. The small decrease in the cost of license revenues was primarily attributable to a decrease in royalties and referral fees.
     Cost of service revenues decreased 6.4% in the third quarter of 2006 to $2.0 million from $2.2 million in the third quarter of 2005. The decrease was due primarily to a decrease in reimbursable expenses of $440,000. In addition, vendor subscription fees decreased by $50,000 and employee costs allocated from other departments decreased by $139,000. This decrease was offset inpart by a $40,000 increase in stock based compensation relating to FAS 123R, an increase of $209,000 relating to salaries and personnel related costs and an increase of $253,000 relating to the use of contractors.

Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 36.4% to $2.8 million, or 48.9% of revenues, in third quarter 2006 from $2.1 million, or 36.4% of revenues, in third quarter 2005. Of the increase $136,000 is attributable to an increase in sales contractors used for lead generation services and $68,000 represented an increase in sales and marketing travel expenditures. In addition, $100,000 of the increase was due to increased salaries of technical people assisting in presales activities. The marketing department’s use of contractors increased $99,000, and marketing recruiting costs increased by $44,000 over the same quarter of 2005. Marketing and partner programs increased by $214,000 and an additional cost increase of $82,000 resulted from the stock-based compensation recognized after the adoption of SFAS 123(R). Sales and marketing expenses are expected to remain flat in the future.
Research and Development. Research and development expenses increased 28.6% to $1.8 million in the third quarter 2006 from $1.4 million in third quarter 2005. Of the increase $164,000 resulted from stock-based compensation recognized after the adoption of SFAS 123(R) and $142,000 was due to increased salaries and related personnel expenditures due to increased head count. In addition research and development travel increased by $39,000 and patent related legal fees increased by $20,000. Research and development expenses as a percentage of revenues increased to 30.3% from 23.9%.
General and Administrative. General and administrative expenses increased 6.3% to $826,000, or 14.3% of revenues in third quarter 2006 from $777,000, or 13.6% of revenues in third quarter 2005. Of this increase $188,000 was the result of stock-based compensation recognized after the adoption of SFAS 123(R) . This increase was offset in part by a write down of over accrued accounting fees which created a decrease in the expense of $122,000.
Intangible Assets Amortization. Intangible assets amortization of $70,000 per quarter recorded in each of the third quarters of 2006 and 2005 was a result of intangible assets obtained through our acquisition of Kanisa. We expect intangible asset amortization to increase in the future as a result of the Active Decisions acquisition.
Restructuring Charges. The increase in restructuring charges in the third quarter of 2006 was a result of a reduction in force of 14 employees during this quarter. There was no such reduction in force in the third quarter of 2005.
Other income (expense), net
     Other income (expense), net consists primarily of interest income on short-term investments, offset by interest expense. Third quarter 2006 results reflect net other expense of approximately $35,000 or 0.6% of revenues compared to net other income of $43,000 or 0.8% of revenues in the third quarter 2005. This change was largely due to a $75,000 expense accrual relating to the settlement of a potential legal dispute.
Nine Months Ended September 30, 2006 and 2005
     The comparison of our performance during the nine months ended September 30, 2006 to the same period of 2005 is impacted as the Kanisa financial performance between January 1, 2005 and February 7, 2005 was not reflected in the 2005 results.
Revenues
     Total revenues increased 21.0% to $20.3 million in the nine months ended September 30, 2006 from $16.8 million in the nine month period ended September 30, 2005. License revenues increased 25.7% to $8.1 million for the nine months ended September 30, 2006 from $6.4 million for the period ended September 30, 2005. The increase resulted from an increase in new deployments and follow-on deals. The average license revenue recognized from sales of new deployments however decreased to $313,000 from $364,000 in first three quarters of 2005. The average license revenue from sales to existing customers was $114,000 per customer in the first three quarters of 2006 down from $119,000 in first three quarters of 2005. There were fourteen new license deployments for the nine months ended September 30, 2006 and eleven new license deployments for the nine months ended September 30, 2005.
     Service revenues increased 18.1% to $12.2 million for the period ending September 30, 2006 from $10.4 million for the same period of 2005. The increase was due to an increased combined install base due to the merger as well as an increase maintenance sales to customers purchasing new licenses.
Cost of Revenues
     Cost of revenues increased 11.0% to $7.4 million in the first nine months of 2006 from $6.7 million in the first nine months of 2005. The increase is primarily due to the costs associated with the use of a third party implementation partner, whose use is a result of the increased amount of integration with customer systems and increased usage relating to support and maintenance. We do not expect for this trend to continue.

     Cost of license revenues decreased to $639,000 in the first nine months of 2006 from $647,000 in the first nine months of 2005. Cost of license revenues as a percentage of revenues decreased to 3.2 % from 3.9%. due to the increase in license revenues and the better leverage of licensing costs. The change in actual dollars between the two periods was immaterial and primarily attributable to a decrease in royalties and referral fees.
     Cost of service revenues increased 12.3% to $6.8 million in the first nine months of 2006 from $6.0 million in the first nine months of 2005. The increase is primarily due to the costs associated with the use of a third party implementation partner. This increased outsourcing accounted for a $1.3 million increase in expenses between the first nine months of 2006 and 2005. In addition, compensation costs increased by $119,000 in the nine months ended September 2006 due to stock-based compensation recognized after the adoption of SFAS 123(R). Recruiting costs also increased by $50,000 in the first nine months of 2006 over the first nine months of 2005, due to the hiring of senior services professionals in 2006. These increases here in part offset by a decrease in labor and related costs of $246,000 due to decreased services headcount in the first nine months of 2006. Furthermore, reimbursed expenses, (expenses incurred then billed to customers), decreased by $500,000 in the first nine months of 2006 when compared to the first nine months of 2005 largely due to our shift from professional services to license fees for our revenue increases and growth.
Operating Expenses
Sales and Marketing. Sales and marketing expenses increased 34.4% to $7.8 million, or 38.3% of revenues, in the first nine months of 2006 from $5.8 million, or 34.5% of revenues, in the first nine months of 2005. The increase is due to a variety of factors. Of the increase, $215,000 is attributable to increased sales and marketing compensation costs resulting from stock-based compensation recognized after the adoption of SFAS 123(R). Sales and marketing salaries increased $332,000 in the first nine months of 2006 due to increased commissions from higher revenue and increased head count. Related travel and entertainment expenditures also increased by $166,000. The use of contractors for sales and marketing functions increased by $445,000 and the use of marketing vendors for lead generation, marketing collateral, and public relations increased by $323,000 in the first nine months of 2006 over the first nine months of 2005. In addition, marketing recruiting costs increased $70,000 for the hiring of additional and replacement sales and marketing personnel travel and entertainment increased $166,000 for the nine months ending September 30, 2006 over the same period a year ago. Lastly, allocated time from the technical department increased sales and marketing expenditures by $277,000 as technical employees were used to assist in the pre-sales process.
Research and Development. Research and development expenses increased 24.5% to $5.2 million in the first nine months of 2006 from $4.2 million in the first nine months of 2005. Of the increase, $404,000 was from increased research and development compensation costs resulting from stock-based compensation recognized after the adoption of SFAS 123(R). Increased headcount was attributed $337,000 of the related cost increase and recruiting costs increased by $85,000 and travel and entertainment increased by $11,000 between the first nine months of 2006 and the first nine months of 2005. Further expansion of the use of third party development partner resulted in an increase of $309,000. These increases were offset by a decrease of $110,000 relating to a write down of purchased research and development technology in 2005 which was a result of the Kanisa acquisition and miscellaneous other decreases of $5,000. Research and development expenses as a percentage of revenues increased to 25.8% from 25.1%.
General and Administrative. General and administrative expenses decreased 19.2% to $2.6 million, or 12.7% of revenues in the first nine months of 2006 from $3.2 million, or 18.9% of revenues in the first nine months of 2005. Of this change, $231,000 of the decrease related to 2005 costs associated with our merger with Kanisa, including the cost of contractors who assisted with the integration and $163,000 decrease of legal fees, $95,000 decrease of accounting fees as well as $35,000 decrease of general costs associated with public filings, which were made in connection with the merger. Additional decreases were caused by a 2006 write down of over accrued accounting fees of $117,000 and bad debt expense was reduced by $71,000. These reductions were partially offset by compensation costs of $498,000 resulting from stock-based compensation recognized after the adoption of SFAS 123(R).
Intangible Assets Amortization. Intangible assets amortization of $210,000 and $187,000 respectively, recorded in the first nine months of 2006 and 2005, respectively, was a result of intangible assets obtained through our acquisition of Kanisa.
Restructuring. There was approximately $1.4 million in restructuring expense in the first nine months of 2005 relating to severances paid in conjunction with layoffs that occurred as a result of the streamlining of our work force after the Kanisa acquisition. During the nine months ended September 30, 2006, $139,000 in severance and restructuring payments were accrued as a result of personnel reductions implemented after the acquisition of Active Decisions. As of September 30, 2006, $120,000 of the $139,000 of the severance payments attributable to the restructuring for the first nine months of 2006 have been paid.

Other income (expense), net
     Other income (expense), net consists primarily of interest expense  on the various lines of credit offset by income on short-term investments. The results for the first nine months of 2006 reflect net other expense of approximately $15,000 or 0.1% of revenues compared to other net income of $242,000 or 1.4% of revenues in first nine months of 2005. Of the decrease, $60,000 is due to interest paid on outstanding credit line debt. In addition, there was a $112,000 gain on short term investments for the first nine months of 2005 but a loss of $33,000 on short term investments for the nine months ended September 2006.
Liquidity and Capital Resources
     Historically, we have satisfied our cash requirements primarily through private placements of convertible preferred stock and common stock, our initial public offering, and debt borrowings.
     As of September 30, 2006, we had $10.4 million in cash, cash equivalents and marketable securities compared to $12.2 million as of December 31, 2005.
     Our ability to continue as a business in our present form is largely dependent on our ability to generate additional revenues, hold operating expenses steady, and achieve profitability and positive cash flows. We believe that we have the ability to do so and plan to fund the remainder of our operations for the next 12 months through operating revenue, our cash balances and through availability under our line of credit.
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
     We incurred a net loss of $3.1 million in the first nine months of 2006, as compared to a net loss of $4.4 million in the first nine months of 2005. Over the past three years, we have taken substantial measures to streamline our costs and we believe that we have improved our chances of achieving profitability on an adjusted non-GAAP basis in 2006 if we are able to increase our revenues and maintain reasonable expense levels in the near future.
     The net cash provided by operating activities was $32,000 for the first nine months of 2006 and net cash used for operating activities was $4.4 million for the first nine months of 2005. Generally cash from operating activities in the first nine months of 2006 was principally the result of smaller net loss for the nine months ended September 30, 2006 and adding back the non-cash effect of stock-based compensation expense in the amount of $1.4 million resulting from the adoption of SFAS 123(R) . In addition, there was an increase in accounts payable of $798,000. The primary reason for the change in accounts payable was the accelerated payment on accounts payable in 2005 following a Large cash receipt.
     Net cash provided by investing activities of $3.0 million in the first nine months of 2006 was primarily due to the sale of marketable securities. This was comprised of $4.4 million of proceeds from the sale of marketable securities which provided cash, offset by $762,000 of equipment purchases, and $704,000 used for the Active Decisions acquisition.
     Net cash used by financing activities of $460,000 during the first nine months of 2006 was primarily due to the repayment of our accounts receivable credit line. We repaid $1.4 million on the accounts receivable credit line in the early part of the quarter ended September 30, 2006. This repayment was offset in part from $803,000 of borrowings on our equipment credit line for the purchase of new computer equipment and $194,000 of cash provided by the exercise of stock options. Net cash used in financing activities for the first nine months of 2005 was not significant.
Contractual Obligations
     As of September 30, 2006, we are obligated to make cash payments in connection with our capital leases, operating leases and debt payments. The effect of these obligations and commitments on our liquidity and cash flows in future periods is listed below. All of these arrangements require cash payments over varying periods of time. Included in the table below are our contractual obligations as of September 30, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years

Revolving credit line	$2,175	$2,175	$—	$—
Equipment line	803	372	431	—
Capital lease obligations	43	21	22	—
Operating lease obligations	804	400	404	—

Total contractual obligations	$3,825	$2,968	$857	$—

Related Party Transactions
     Our marketable securities are held in an account with an investment firm that is related to one of our directors and his affiliated entities, who collectively own more than 25% of our stock. Also, as investments are purchased and sold, this investment firm may hold a cash balance. At September 30, 2006, the cash, cash equivalents and marketable securities balance with this investment firm was approximately $2,317,000 for cash and cash equivalents and $1,075,000 of marketable securities. Cash is defined as cash and cash equivalents maturing within 30 days.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements, including stock options and grants and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires, instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. We have applied SAB 107 beginning in the first quarter of 2006.
     On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP principles when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements
     In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155:
a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
     SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of FASB Statement 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We are in the process of evaluating the impact of SFAS 155.
     In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140”, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. We do not believe adoption of SFAS 156 will have a material effect on our financial position, results of operations, or cash flows.

     In June 2006, FASB ratified the consensuses reached in the EITF 06-3: “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. For taxes within the scope of this issue, the consensus will indicate that gross vs. net income statement classification of that tax is an accounting policy decision. The consensus itself will not require an entity to change its current policy related to the classification of these taxes. However, voluntarily changing from gross to net presentation or vice versa would be considered a change in accounting policy, which would require the application of FASB Statement No. 154, “Accounting Changes and Error Corrections”. As a result, any such change would need to be considered preferable. The EITF will emphasize that the consensus on this issue should not be used as a basis for concluding that a particular presentation (e.g., gross presentation) is preferable. In addition, for taxes within the scope of this issue that are significant in amount, the consensus will require the following disclosures: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The latter disclosure may be provided on an aggregate basis. This consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. We do not believe that EITF 06-3 will have an impact on our financial statement presentation.
     In July 2006, the Financial Accounting Standards Board, (“FASB”) released FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – interpretation of FASB Statement 109” (“FIN 48”) requires a two step process in evaluating tax positions. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measuring the tax position at the largest amount of benefit that is cumulatively greater than fifty percent likely of being realized upon settlement. Management is currently in the process of evaluating the financial impact of adopting FIN 48, which will be effective for us on January 1, 2007.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 157 on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 ( R )” (SFAS No. 158). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact of FAS 158 on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the staff’s views regarding the process of quantifying financial statement misstatements. Public companies have traditionally quantified financial statement errors using one of two methods: 1) The “roll-over” method: This method focuses primarily on the impact of a misstatement on the income statement including the reversing effect of prior year misstatements but can lead to the accumulation of misstatements in the balance sheet. 2) The “iron curtain” method: This method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction. In SAB 108, the SEC staff established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this Staff Accounting Bulletin. We are currently evaluating the impact of SAB 108 on our financial position and results of operations.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Nearly all of our revenues recognized to date have been denominated in United States dollars and are primarily from customers in the United States. We have a European distributor located in London, England. Revenues from international clients were 6% in the first nine months of 2006 and 4% in the first nine months of 2005, and nearly all of these revenues have been denominated in United States dollars. In the future, a portion of the revenues we derive from international operations may be denominated in foreign currencies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our services less competitive in international markets. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, consider the use of financial hedging techniques to minimize the effect of these fluctuations in the future. Exchange rate fluctuations may harm our business in the future. We do not currently utilize any derivative financial instruments or derivative commodity instruments.
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
(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 11, 2006, we acquired all existing technology assets, certain customer and vendor contracts and other assets of Active Decisions, Inc., a privately held provider of guided selling solutions for retail our manufacturing, finance and telecommunications industries. In consideration for the acquisition, we issued 101,429 shares of our common stock, 20% of which is subject to a holdback for a period of one year. The seller provided investment representations to us that it was acquiring the shares of our stock for investment purposes and without a present intention to distribute the shares. We relied on Section 4(2) of the Securities Act, as the basis for an exemption from registering the sale of these shares of common under the Securities Act.
Item 6. Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company(2)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (3)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (4)

10.1	Board compensation arrangement adopted on September 1, 2006.

10.2	Active Decisions Asset Purchase Agreement

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOVA SOFTWARE, INC.
Date: November 14, 2006	By:	/s/ THOMAS MUISE
Thomas Muise
Principal Financial Officer

Exhibit Index
3.1	Third Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws of the Company(2)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (reverse split) (3)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (name change) (4)

10.1	Board compensation arrangement adopted on September 1, 2006.

10.2	Active Decisions Asset Purchase Agreement

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Executive Officer

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K dated February 8, 2005.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.